Form 10QSB
period 1996-03-31
BRASSIE GOLF CORP
filed 1996-05-15
CIK 916184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________


     COMMISSION FILE NO. 0-24812


                            BRASSIE GOLF CORPORATION
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             56-1781650
______________________________________      __________________________________

     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                 5806-A Breckenridge Parkway, Tampa, FL 33610
______________________________________________________________________________
                    (Address of principal executive offices)


                                 (813) 621-4653
______________________________________________________________________________
              (Registrant's telephone number, including area code)


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No  [ ]

On March 31, 1996 there were 17,703,066 shares of the issuer's Common Stock, $.001 par value, and 375,000 shares of the issuer's Preferred Stock, $.001 par value, outstanding.


                               Page 1 of 40 Pages

                            BRASSIE GOLF CORPORATION
                      QUARTERLY REPORT FOR THE THREE-MONTH
                          PERIOD ENDED MARCH 31, 1996

                                  FORM 10-QSB

                               TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets of March 31, 1996 and December 31, 1995 ...  3

         Condensed Consolidated Statements of Operations for the three-month periods ended
         March 31, 1996 and 1995 .........................................................  5

         Condensed Consolidated Statements of Changes in Shareholders' Equity for the
         three-month period ended March 31, 1996 .........................................  6

         Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995 ...................................................  7

         Notes to Condensed Consolidated Financial Statements ............................  8


 Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations ..................................................................  16

 PART II.  OTHER INFORMATION


 Item 1. Legal Proceedings .............................................................   21
 Item 2. Changes in Securities .........................................................   21
 Item 3. Defaults Upon Senior Securities ...............................................   21
 Item 4. Submission of Matters to a Vote of Securities Holders .........................   21
 Item 5. Other Information .............................................................   21
 Item 6. Exhibits and Reports on Form 8-K ..............................................   21

 SIGNATURES ............................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BRASSIE GOLF CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                   March 31,       December 31,
                                                     1996             1995
                                                ------------      -------------
Current assets:
  Cash                                          $  4,423,839      $      61,437
  Marketable equity securities                        39,870             39,738
  Trade accounts receivable, net                     837,831            676,214
  Accounts receivable from related parties           626,496            583,729
  Inventories                                        168,877            166,137
  Prepaid expenses and other current assets          129,836            129,718
                                                ------------      -------------
Total current assets                               6,226,749          1,656,973

Property and equipment, net                       18,350,473         18,503,231
Intangible assets, net                               944,845            838,695
Goodwill, net                                      4,812,670          4,876,471
                                                ------------      -------------
Total assets                                    $ 30,334,737      $  25,875,370
                                                ============      =============

See accompanying notes

                            BRASSIE GOLF CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           March 31, 1996     December 31, 1995
                                                           --------------     ------------------
Current Liabilities:
   Accounts payable and accrued expenses                     $  1,329,652       $  1,455,605
   Accrued interest payable                                       240,853            182,966
   Current portion of long-term debt                            1,198,413          1,449,217
   Current portion of long-term debt - related parties            327,667            464,863
   Current maturities of capital lease obligations                 31,630             31,630
                                                             ------------       ------------
Total current liabilities                                       3,128,215           3,584,281

Long-term debt, less current portion                           14,376,234           8,733,554
Long-term debt, less current portion - related parties          6,382,766           6,313,297
Long-term capital lease obligations, less current portion         102,598             110,242
Minority interest payable                                          93,653              43,669
Shareholders' Equity:
  Preferred Stock, $.001 par value;
   1,000,000 shares authorized; 375,000 shares issued                 375                 375
   Common Stock, $.001 par value; 50,000,000 shares
     authorized; 17,703,066 and 17,678,066 shares
     issued and outstanding as of March 31, 1996 and
     December 31, 1995, respectively                               17,703              17,678
   Additional paid-in capital                                  21,907,431          21,857,456
   Accumulated deficit                                        (15,404,859)        (14,524,925)
   Unrealized (loss) on investments                                  (593)               (593)
   Foreign currency translation adjustment                       (268,786)           (259,664)
                                                            -------------       -------------
Total shareholders' equity                                      6,251,271           7,090,327
                                                            -------------       -------------
Total liabilities and shareholders' equity                  $  30,334,737       $  25,875,370
                                                            =============       =============

See accompanying notes

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                  -------------------------------
                                                      1996                1995
                                                  -----------         ------------
Operating revenues:
   Golf revenues                                  $   806,717         $ 1,479,249
   Food and beverage revenues                         133,943             331,796
   Proshop revenues                                    80,046             154,099
   Membership fees and dues                            53,466             258,411
   Resident membership fees                            95,000             145,000
   Management and design fees                         486,828              79,533
   Other                                                6,794               3,251
                                                  -----------         -----------
      Total operating revenues                      1,662,794           2,451,339
Operating expenses:
   Golf course operations                             484,960             965,074
   Cost of food and beverage sales                     52,385             133,793
   Cost of proshop sales                               50,087             105,454
   Marketing expenses                                  75,685              35,060
   Management and design expenses                     315,506             159,612
   General and administrative expenses                741,540             511,250
   Depreciation and amortization expense              382,888             323,639
                                                  -----------         -----------
      Total operating expenses                      2,103,051           2,233,882
                                                  -----------         -----------
   Operating income (loss)                           (440,257)            217,457
Other income (expense):
   Interest expense                                  (394,499)           (392,953)
   Interest and other income                            4,806               7,166
                                                  -----------         -----------
Net loss before minority interest                    (829,950)           (168,330)
Minority interest expense                             (49,984)                  -
                                                  -----------         -----------
Net loss                                          $  (879,934)        $  (168,330)
                                                  ===========         ===========
Net loss per share                                $      (.05)        $      (.01)
Weighted average number of shares                 ===========         ===========
  outstanding                                      17,689,100          13,578,200
                                                  ===========         ===========

See accompanying notes

                            BRASSIE GOLF CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                                                           Additional
                                                                                             Paid-in    Accumulated
                                                  Shares    Amount   Shares     Amount       Capital       Deficit
                                                ----------------------------------------------------------------------
Balance at December 31, 1994                    13,545,065  $13,545        -  $       -    $10,495,162    $(4,019,033)
Net loss                                                 -        -        -          -              -    (10,505,892)
Exercise of Common Stock warrants                1,082,001    1,082        -          -      1,513,720              -
Issuance of stock in connection with Summit
  merger:
    Common                                       1,875,000    1,875        -          -      3,748,125              -
    Preferred                                            -        -  375,000        375      3,749,625              -
Issuance of Common Stock in a private offering   1,301,000    1,301        -          -      2,600,699              -
Retirement of Common Stock                        (125,000)    (125)       -          -       (249,875)             -
Unrealized loss on investments                           -        -        -          -              -              -
Translation of foreign currency financial
  statements                                             -        -        -          -              -              -
                                                ----------------------------------------------------------------------
Balance at December 31, 1995                    17,678,066   17,678  375,000        375     21,857,456    (14,524,925)
Net loss                                                                                                     (879,934)
Issuance of Common Stock in connection with
  settlement of litigation                          25,000       25                             49,975
Translation of foreign currency financial
  statements
                                                ----------------------------------------------------------------------
Balance at March 31, 1996                       17,703,066  $17,703  375,000       $375    $21,907,431   $(15,404,859)
                                                ======================================================================

                                                  Foreign
                                                  Currency    Unrealized
                                                 Translation  Gain (Loss) on
                                                 Adjustment   Investments         Total
                                                 ------------------------------------------
Balance at December 31, 1994                     $(358,711)       $5,534        $6,136,497
Net loss                                                  -            -       (10,505,892)
Exercise of Common Stock warrants                         -            -         1,514,802
Issuance of stock in connection with Summit
  merger:
    Common                                                -            -         3,750,000
    Preferred                                             -            -         3,750,000
Issuance of Common Stock in a private offering            -            -         2,602,000
Retirement of Common Stock                                -            -          (250,000)
Unrealized loss on investments                            -       (6,127)           (6,127)
Translation of foreign currency financial
  statements                                         99,047            -            99,047
                                                 ------------------------------------------
Balance at December 31, 1995                       (259,664)        (593)        7,090,327
Net loss                                                                          (879,934)
Issuance of Common Stock in connection with
  settlement of litigation                                                          50,000
Translation of foreign currency financial
statements                                           (9,122)                        (9,122)
                                                 ------------------------------------------
Balance at March 31, 1996                         $(268,786)      $  (593)       $6,251,271
                                                 ==========================================

See accompanying  notes

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                    ---------------
                                                                   1996           1995
                                                               -----------     ------------
Cash flows from operating activities
    Net loss                                                   $   (879,934)    $   (168,330)
    Adjustment to reconcile net loss to
      net cash used in operating activities:
    Depreciation and amortization                                   382,888          323,639
    Net change in other working capital items                      (182,689)        (353,848)
                                                               ------------     ------------
Net cash used in operating activities                              (679,735)        (198,539)
Investing activities:
    Purchases of property and equipment, net                        (90,085)        (402,243)
    Payments for loan and amortization costs                       (182,394)             -
    Increase in accounts receivable from related parties            (42,767)        (203,451)
    Other                                                                 -           (5,140)
                                                               ------------     ------------
Net cash used in investing activities                              (315,246)        (610,834)

Financing activities:
    Additions to long-term borrowings                             5,539,485          447,094
    Payments for long-term borrowings and capital leases           (402,101)      (1,724,312)
    Issuance of common stock                                         50,000        1,374,802
    Proceeds on loans from officers and shareholders                179,121          500,000
                                                               ------------     ------------
Net cash provided by financing activities                         5,366,505          597,584
Effect of foreign currency exchange rate changes
 on cash                                                             (9,122)          (9,144)
                                                               ------------     ------------
Increase (decrease) in cash                                       4,362,402         (220,933)
Cash at beginning of period                                          61,437          830,793
                                                               ------------     ------------
Cash at end of period                                          $  4,423,839     $    609,860
                                                               ============     ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $    258,612     $    272,139
                                                               ============     ============

See accompanying notes

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE A.  BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e. "public") golf courses.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1995 contained in its current report on Form 10-K.

    Revenue Recognition - Revenues of the Company include daily golf fees, proshop merchandise sales and food and beverage sales. Golf fees include revenue generated from green fees, cart fees and range fees. Revenues also include sales of memberships and annual dues charged to members.

    Golf fees, proshop merchandise sales and food and beverage sales are recognized when received. Membership dues collected in advance are deferred as "unearned income" and recognized over the period of prepayment. Membership fees that are nonrefundable are recognized by the Company when received.

   Goodwill - The Company has classified as goodwill the cost in excess of the fair value of the net assets, including tax attributes of Summit, which was acquired through a purchase transaction in June 1995. Goodwill is being amortized on a straight-line basis over 20 years. Amortization charged to continuing operations amounted to $65,600 for the three months ended March 31, 1996. No amortization expense in connection with goodwill was incurred in the three-month period ended March 31, 1995.

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE A.  BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     The Company carries its goodwill asset at its purchase price, less amortized amounts, but subject to annual review for impairment. The
Company's policy for the valuation of goodwill is to calculate the undiscounted projected future cash flows of Summit expected to be generated over the life of the goodwill. This amount is then compared to the carrying value of the goodwill to determine if the asset is impaired.

     Income Taxes - The Company records income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred taxes are provided for the difference between the tax and financial statement bases of assets and liabilities, and a valuation allowance is established for deferred tax assets that, based upon available evidence, are not expected to be realized.

     Net Loss Per Share - Net loss per share has been computed based on the weighted average number of shares outstanding during the period presented. Stock options and warrants are considered anti-dilutive and have not been considered in the computations.

     Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform to the classifications used in 1996. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

NOTE B.  LONG-TERM DEBT

Long-term debt with financial institutions and other third parties as of March 31, 1996 consists of the following:

Golf course development loan to St. James from
  bank, payable in monthly principal installments of
  $16,319, plus interest beginning August 1, 1995, with
  the remaining principal balance and unpaid interest
  due July 1, 2002; collateralized by land and land
  improvements.  Interest is payable at prime (8.25% at
  March 31, 1996) plus 1.0%.                                     $2,202,798

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE B.  LONG-TERM DEBT (CONTINUED)
Golf course development loan to Laurel Valley from
   bank, payable in principal payments of $250,000 due
   April and December 1996 and principal payments of
   $83,333, due on April 30, July 30 and October 30,
   1998, with remaining principal balance and unpaid
   interest due October 30, 1998; collateralized by
   land and land improvements.  Interest is payable
   quarterly at prime (8.25% at March 31, 1996) plus
   1.5%.                                                           $2,000,000
Golf course development loan to Myrtle West
   from bank, payable in equal principal payments of
   $83,333, due on each May 30, August 30 and November
   30, 1994 through 1998, with remaining principal
   balance and unpaid interest due November 30, 1998;
   collateralized by land and land improvements.
   Interest is payable quarterly at prime (8.25% at
   March 31, 1996) plus 1.0%.                                       2,166,667
Golf course development loan to Curtis Park from bank,
   payable in monthly principal payments of $31,875,
   April through November, 1996 through 2000, with
   remaining principal balance and unpaid interest due
   on December 31, 2000; collateralized by leasehold
   interest in land and land improvements. Interest is
   payable monthly at prime (8.25% at March 31, 1996)
   plus 1.0%.                                                       2,550,000
Unsecured operating term loan from bank, with interest
   at 10.75%, payable in monthly installments of
   $16,723, which includes principal and interest,
   through January 1999.
                                                                      476,038


                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)




NOTE B.  LONG-TERM DEBT (CONTINUED)

Convertible 6% debentures due March 1, 1998,
   unless converted into common stock, interest
   payable incrementally upon conversions with
   the balance, if any, at maturity.                   $  5,500,000

Other notes payable                                         679,144
                                                       ------------
                                                         15,574,647
Less current portion                                      1,198,413
                                                       ------------
                                                       $ 14,376,234
                                                       ============

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE B.  LONG-TERM DEBT (CONTINUED)

Long-term debt with related parties as of March 31, 1996 consists of the following:

Acquisition loan payable to a shareholder of Myrtle West with the entire principal balance due February 28, 1999; collateralized by a mortgage on land and land improvements; subordinated to bank loan; bearing no interest through August 31, 1994, then 9.5% through maturity; payable
  within 90 days of each calendar year-end.                                                  $ 1,926,800

Golf Course development loan payable to a shareholder of Curtis Park; principal due at maturity on June 30, 2001; collateralized by a leasehold interest in land and land improvements; subordinated to bank loan; bearing no interest
  through October 9, 1995, then 9.5% through maturity; payable quarterly.                      1,766,810

Construction loan payable to a shareholder of Laurel Valley with entire principal balance due April 1997, including interest at 10% which began accruing in April 1993; collateralized by second mortgage on land and land
  improvements.                                                                                2,079,995

Construction loan payable to a shareholder of St. James, payable in annual principal payments of $100,000 beginning October 1996 with the remaining principal balance and unpaid interest due on October 2000, collateralized by land and improvements and various equipment, subordinated to bank loan, with interest accruing at prime, adjusted annually (8.75% at October 1, 1995), plus
  2%, payable quarterly.                                                                         936,828
                                                                                             -----------
                                                                                               6,710,433
Less current portion                                                                             327,667
                                                                                             -----------
                                                                                             $ 6,382,766
                                                                                             ===========




                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)



NOTE C.  SHAREHOLDERS' EQUITY

     On June 30, 1995 the Company issued 375,000 shares of preferred stock, having a stated value of $10.00 and a $.001 par value, as partial consideration for the Summit Merger. The preferred stock has been designated
Junior non-cumulative Convertible Preferred Stock ("Junior Preferred Stock"), with the following provisions: 1) each share of Junior Preferred Stock is convertible into five shares of common stock, or 1,875,000 common shares in the aggregate, par value $.001; 2) the Junior Preferred Stock is convertible at the option of the holder at any time for five years from closing of the Summit merger; 3) the Junior Preferred Stock is redeemable at the option of the Company at any time after (a) the Company's common stock trades at a price of $5.00 or higher for 30 consecutive trading days as quoted on the NASDAQ system; or (b) issuance of additional Company common stock in excess of 25% of the shares then issued and outstanding, i.e., from a merger of the Company, a public offering of its common stock under a Registration under the Securities Act of 1993 or an additional private placement offering through an underwriter;
4) the Junior Preferred Stock is subordinate to future senior preferred shares that the Company may later issue; 5) the Junior Preferred Stock shall not pay dividends unless the Company fails to redeem the shares in accordance with the above provisions, at which time the dividend will be paid at a rate of 5% from that date; 6) the Junior Preferred Stock will have no voting rights on matters that can be voted by the common stock and voting rights will exist only as to preferences, rights, powers, priority or ranking of the Junior Preferred Stock; and 7) in the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment of the debts and other liabilities of the Company, the holder of each share of Junior Preferred Stock then outstanding shall be entitled to be paid out of any of the assets or surplus funds of the Company (prior to and in preference to any distribution to the common shareholders), an amount equal to $10.00 per share with respect to any such share of Junior Preferred Stock. If assets of the Company are not sufficient to satisfy the $10.00 per share distributions, then the assets of the Company shall be distributed ratably to the Junior Preferred shareholders in proportion to their respective distributive amounts.

     On July 18, 1994, the Company increased the number of authorized shares of common stock to 50,000,000 shares.

     In connection with the Company's guarantee of the value of an existing shareholder's 79,010 shares of common stock (the "Guaranteed Shares") which were initially issued at $400,000 (Canadian), or $5.06 (Canadian) per share, on October 18, 1995, a related party collateralized the UA Pension Fund against a $200,000 (Canadian) shortfall anticipated to result from the UA Pension Funds' disposition of all 79,010 of the shares. When the disposition of the 79,010 common shares is complete, the Company intends to reimburse the related party for the actual costs incurred.

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE C.  SHAREHOLDERS' EQUITY (CONTINUED)

As of March 31, 1996, warrants to purchase 2,138,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $2.00 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 150,000 warrants expire June 30, 1999; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.

On June 3, 1994, the Board of Directors and the stockholders of the Company adopted the Brassie Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "Stock Option Plan") as an incentive for key employees. The purchase price for any Stock Awards and the exercise price for any Options may not be less than the fair market value for the common stock on the date of grant. Unless otherwise agreed between the grantee and the Company, the Stock Awards and Options expire 90 days after termination of the grantee's
relationship with the Company.   At a meeting of the Option Committee on
June 30, 1995, and subject to consent of the aforesaid HIGSI grantees, the Stock Awards and Options previously granted and outstanding were repriced at $2.00 (the market trading price of the stock on the date of grant) and the period for their exercise was extended to five years from their June 3, 1994 grant. Concurrently, the Option Committee granted further Options and Stock Awards exercisable for five years from June 30, 1995 at an exercise price of $2.00 to certain Directors and Officers of the Company and its subsidiaries.



Options Outstanding
- -------------------
                                                               OPTIONS OUTSTANDING
                                               SHARES          -------------------
                                              AVAILABLE        NUMBER      PRICE PER
                                              FOR GRANT        OF SHARES     SHARE
                                              ------------------------------------
Balances at December 31, 1994                 1,100,000        400,000
      Options granted                        (1,136,750)     1,136,750      $2.00
      Options canceled                          104,225       (104,225)         -
      Options exercised                               -              -          -
                                             -------------------------
Balances at December 31, 1995                    67,475      1,432,525
                                             =========================
      Options granted                                 -              -          -
      Options canceled                                -              -          -
      Options exercised                               -              -          -
                                             -------------------------
Balances at March 31, 1996                       67,475      1,432,525
                                             =========================

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)



NOTE D.  SUBSEQUENT EVENT


        During April 1996, the affiliated second mortgage lender at the Company's Laurel Valley golf course extended the current maturity date for an additional six month period to April 30, 1997. The extension replaced approximately $2,080,000 of currently maturing debt with long-term financing. Accordingly, the mortgage is classified in the Company's condensed consolidated balance sheet as long-term debt to related parties.

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three months ended March 31, 1996 and 1995 and for the years ended December 31, 1995 and 1994 and the nine-month period ended December 31, 1993, included in the Company's 1995 report on Form 10-K.

        Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio currently consists of 29 owned, leased and managed golf courses: three owned golf courses in the states of North Carolina (1) and South Carolina (2); one leased golf course in Virginia, which opened for public play in June 1995; Hale Irwin Golf Services, Inc., an international golf course design and management company based in St. Louis, Missouri, and, as a result of the June 30, 1995 acquisition of Summit Golf Corporation, a portfolio of 25 facilities under management contracts at March 31, 1996, including private, semi-private and daily-fee golf courses in 10 states throughout the U.S. For purposes of this discussion and analysis, St. James, Laurel Valley and Myrtle West, which were constructed or acquired by the Company prior to 1994, and Curtis Park, constructed on land leased in April 1994 are referred to hereafter as "Owned" courses.

        The Company's consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The Company acquired or developed its four currently owned golf courses at varying times during the financial statement periods presented herein. The following table indicates the number of full months each course was operating during the respective periods:




                                                       Quarter Ended March 31,
                                                       -----------------------
                                                        1996            1995
                                                       -----            ----

St. James      (opened for play October 1991)           3                3
Laurel Valley  (opened for play April 1993)             3                3
Myrtle West    (acquired December 30, 1993)             3                3
Curtis Park    (opened for play June 1995)              3                -

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three golf courses, Palisades, Wedgefield and NorthShore, (the "Stanchina Courses"), were acquired by the Company in a single transaction during April 1994, and were transferred back to the previous owners during May 1995. The operating results of these three facilities are included only from the date of acquisition through the date of disposition in May 1995.



                             RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

        (A) Revenues

        The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

        The period-to-period increase (decrease) in each of the revenue categories is as follows:


                                        Quarter Ended March 31  Increase
                                       -----------------------  --------
                                          1996        1995      (Decrease)
                                       ----------  ----------   ---------
      Golf Fees                        $  806,717  $1,479,249  $(672,532)
      Design and Management Fees          486,828      79,533    407,295
      Membership Fees and Annual Dues     148,466     403,411   (254,945)
      Food & Beverage                     133,943     331,796   (197,853)
      Pro Shop Sales                       80,046     154,099    (74,053)
      Other Income                          6,794       3,251      3,543
                                       ----------  ----------  ---------
                                       $1,662,794  $2,451,339  $(788,545)

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        In the aggregate, the Company generated $1,662,794 in revenues during the quarter ended March 31, 1996 compared to $2,451,339 during the quarter ended March 31, 1995. The $788,545 decrease is primarily due to $1,272,000 attributable to the Stanchina Courses that were disposed of in May 1995, offset by $86,000 related to Curtis Park and $428,000 related to Summit.

        (B) Costs and Expenses

        The Company's total operating expenses decreased to $2,103,051 during the three-month period ended March 31, 1996 from $2,233,882 during the quarter ended March 31, 1995.

        Of the $130,831 decrease, approximately $1,089,000 was attributable to the Stanchina Courses offset by approximately $232,000 for Curtis Park, approximately $495,000 for Summit, and approximately $230,000 for general and administrative expenses.

        The Company routinely evaluates the cost of operations at each of its facilities and establishes budgeted amounts for each significant category of expense in the areas of pro shop, food and beverage, golf course maintenance, and general, selling and administrative expenses. Monthly, the Company analyzes its actual versus budgeted results. Management anticipates that, as a result of its ongoing review process, costs and expenses will decline as a percent of revenues.

        Golf course operations include the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs incurred in the operation of a golf course.

        Generally, costs are expected to be higher during the first three years of operation due to higher maintenance, advertising, and other start up expenses; operating expenses are expected to stablize after approximately the initial three year period.

        General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, professional fees, including legal and accounting and other consultants, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Interest expense increased from $392,953 during the three-month period ended March 31, 1995 to $394,499 during the three-month period ended March 31, 1996. The increase of $1,546 is primarily due to $82,206 of interest for Curtis Park operations and $36,195 for Summit offset by $130,185 for the Stanchina Courses. The prime rate decreased from 9.0% at March 31, 1995 to 8.25% at March 31, 1996.

        Interest and other income decreased from $7,166 during the three-month period ended March 31, 1995 to $4,806 during the three-month period ended March 31, 1996. This $2,360 decrease resulted primarily from a decrease in the average balance of available cash and marketable equity securities during the respective periods.

        (C) Net Loss

        For the quarter ended March 31, 1996, the Company had a net loss of $879,934, an increase of $711,604 from the net loss of $168,330 for the three-month period ended March 31, 1995, which increase was attributable to the reasons stated above.

        (D) Inflation

        Inflation has not had a material effect on the Company's operations during the three-month periods ended March 31, 1996 or March 31, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

        Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions and capital improvements, the Company is reliant upon long-term borrowing and equity financing.

        Working Capital

        The Company had a surplus in working capital in the amount of $3,098,534 as of March 31, 1996, compared to a working capital deficiency of $1,927,308 as of December 31, 1995. This $5,025,842 increase in working capital was a result of $5,500,000 in proceeds for long term 6% convertible debentures sold in March 1996 that were used to pay down a portion of short term obligations, offset partially by the net loss for the three-month period ended March 31, 1996.

        The total borrowings for the Company increased from $16,960,931 at December 31, 1995 to $22,285,080 at March 31, 1996 resulting primarily from the long term 6% convertible debentures sold in March 1996.

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Proceeds from Developer's Resident Lot Sales

        By agreement with developers of residential real estate developments contiguous to certain golf courses constructed or acquired by the Company, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. Such arrangements are in effect at St. James and Laurel Valley. Through June 19, 1995, the Company was required by its secured lender at St. James to apply all such fees to reduce its bank debt upon each payment thereof. During May 1995, the bank agreed to permit the Company to retain the resident membership fees rather than apply them against the outstanding loan balance. During the three months ended March 31, 1996, 19 lots were sold by the developer at St. James, the proceeds of which increased cash by $95,000, compared to 29 lots sold during the three-month period ended March 31, 1995, the proceeds of which reduced the bank debt by $145,000. As of April 30, 1996, the Company estimates that there will be 296 future residential lots to be sold, each of which when sold would generate a $5,000 resident membership fee under the agreement at St. James. Furthermore, there are approximately 425 lots at Laurel Valley upon the sale of which future resident membership fees may be in the range of $3,000 - $5,000 per lot. Although lot sales have continued to close at St. James subsequent to March 1996, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company.

Warrant Exercises

During the three-month period ended March 31, 1996, no warrants were exercised. Warrants to purchase 1,000,000 shares expired on March 15, 1996. During March 1995, the holders of warrants to purchase 982,001 shares of the common stock exercised their warrants, for which the Company received aggregate consideration in the amount of $1,374,801, consisting of $1,202,494 from the cancellation of debt and $172,307 in cash.

                          BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See the footnotes to the Consolidated Financial Statements of the Company for the year ended December 31, 1995 incorporated herein by reference in Form 10-K.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K



(a)  Exhibits
     10.47 -  Form of Subscription Agreement and 6% Convertible Debenture due
              March 1, 1998 issued March 19, 1996 by and between Brassie Golf
              Corporation and Holders
     27    -  Financial Data Schedule (for SEC use only)

(b)  Reports
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRASSIE GOLF CORPORATION



                              /s/ Steve Tucker
                              --------------------------------------------
                              Steve Tucker, Controller
                              (Principal Financial and Accounting Officer)
Date: May 14, 1996