Form 10QSB
period 1996-06-30
BRASSIE GOLF CORP
filed 1996-08-14
CIK 916184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Exchange Act for
      the transition period from            to
                                 ----------    -----------

      COMMISSION FILE NO. 0-24812


                          BRASSIE GOLF CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              DELAWARE                                  56-1781650
- ---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                5806 -A Breckenridge Parkway, Tampa, FL 33610
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (813) 621-4653
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

On June 30, 1996 there were 18,626,036 shares of the issuer's Common Stock, $.001 par value, and 375,000 shares of the issuer's Preferred Stock, $.001 par value, outstanding.


                             Page 1 of 23 Pages

                          BRASSIE GOLF CORPORATION
                       QUARTERLY REPORT FOR THE THREE
                  AND SIX-MONTH PERIODS ENDED JUNE 30, 1996

                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets of June 30, 1996 and December 31, 1995 ....................  3

         Condensed Consolidated Statements of Operations for the three and six-month periods ended  June 30, 1996 and 1995 ...................................................................  5

         Condensed Consolidated Statements of Changes in Shareholders' Equity for the
         six-month period ended June 30, 1996 ............................................................  6

         Condensed Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 1996 and 1995 ....................................................................  7

         Notes to Condensed Consolidated Financial Statements ............................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........... 16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................................  22
Item 2.  Changes in Securities ..........................................................................  22
Item 3.  Defaults Upon Senior Securities ................................................................  22
Item 4.  Submission of Matters to a Vote of Securities Holders ..........................................  22
Item 5.  Other Information ..............................................................................  22
Item 6.  Exhibits and Reports on Form 8-K ...............................................................  22

SIGNATURES ..............................................................................................  23


                              Page 2 of 23 Pages

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BRASSIE GOLF CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                                  June 30,          December 31,
                                                    1996                1995
                                                 -----------        ------------
Current assets:
 Cash                                            $ 3,303,382        $    61,437
 Marketable equity securities                        404,671             39,738
 Trade accounts receivable, net                      874,842            676,214
 Accounts receivable from related parties            770,413            583,729
 Inventories                                         199,262            166,137
 Prepaid expenses and other current assets           181,302            129,718
                                                 -----------        -----------
Total current assets                               5,733,872          1,656,973


Property and equipment, net                       18,195,849         18,503,231


Intangible assets, net                               923,894            838,695
Goodwill, net                                      4,748,868          4,876,471
                                                 -----------        -----------
Total assets                                     $29,602,483        $25,875,370
                                                 ===========        ===========


See accompanying notes



                              Page 3 of 23 Pages

                            BRASSIE GOLF CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                             June 30,          December 31,
                                                               1996                1995
                                                            -----------        ------------
Current Liabilities:
 Accounts payable and accrued expenses                      $ 1,159,842        $  1,455,605
 Accrued interest payable                                       106,065             182,966
 Current portion of long-term debt                            1,197,622           1,449,217
 Current portion of long-term debt - related parties          2,119,994             464,863
 Current maturities of capital lease obligations                 31,630              31,630
                                                            -----------        ------------
Total current liabilities                                     4,615,153           3,584,281

Long-term debt, less current portion                         12,949,798           8,733,554
Long-term debt, less current portion - related parties        4,548,725           6,313,297
Long-term capital lease obligations, less current portion        94,781             110,242

Minority interest payable                                        93,653              43,669

Shareholders' Equity:
 Preferred Stock, $.001 par value;
   1,000,000 shares authorized; 375,000 shares issued               375                 375
 Common Stock, $.001 par value; 50,000,000 shares
   authorized; 18,626,036 and 17,678,066 shares
   issued and outstanding as of June 30, 1996 and
   December 31, 1995, respectively                               18,626              17,678
 Additional paid-in capital                                  22,727,381          21,857,456
 Accumulated deficit                                        (15,180,929)        (14,524,925)
 Unrealized (loss) on investments                                  (593)               (593)
 Foreign currency translation adjustment                       (264,487)           (259,664)
                                                            -----------        ------------
Total shareholders' equity                                    7,300,373           7,090,327
                                                            -----------        ------------
Total liabilities and shareholders' equity                  $29,602,483        $ 25,875,370
                                                            ===========        ============

See accompanying notes


                              Page 4 of 23 Pages

                          BRASSIE GOLF CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                           Three Months Ended                             Six Months Ended
                                                                June 30,                                       June 30,
                                                       -----------------------------              --------------------------------
                                                          1996              1995                     1996                 1995
                                                       ----------        -----------              ----------            ----------
Operating revenues:
   Golf revenues                                      $ 1,166,772        $ 1,226,543             $ 1,973,489           $ 2,705,792
   Food and beverage revenues                             220,609            262,927                 354,552               594,723
   Proshop revenues                                       121,088            150,333                 201,134               304,432
   Membership fees and dues                               156,587            253,853                 210,053               512,264
   Resident membership fees                               220,000            280,000                 315,000               425,000
   Management and design fees                             430,404             51,379                 917,232               130,912
   Other                                                      888                203                   7,682                 3,454
                                                      -----------        -----------             -----------           -----------
        Total operating revenues                        2,316,348          2,225,238               3,979,142             4,676,577


Operating expenses:
   Golf course operations                                 675,369            824,526               1,160,329             1,789,600
   Cost of food and beverage sales                         85,812             98,597                 138,197               232,390
   Cost of proshop sales                                   77,546             82,791                 127,633               188,245
   Marketing expenses                                      86,530             70,007                 162,215               105,067
   Management and design expenses                         302,176            162,001                 617,682               321,613
   General and administrative expenses                    667,416            392,589               1,408,956               903,839
   Depreciation and amortization expense                  376,306            276,334                 759,194               599,973
                                                      -----------        -----------             -----------           -----------
        Total operating expenses                        2,271,155          1,906,845               4,374,206             4,140,727
                                                      -----------        -----------             -----------           -----------
   Operating income (loss)                                 45,193            318,393                (395,064)              535,850



Other income (expense):
   Interest expense                                      (450,155)          (322,554)               (844,654)             (715,507)
   Interest and other income                              628,892             11,037                 633,698                18,203
                                                      -----------        -----------             -----------           ------------


Net income (loss) before minority interest
  and extraordinary item                                  223,930              6,876                (606,020)             (161,454)
Minority interest expense                                  ---                ---                    (49,984)               ---
                                                      -----------        -----------             -----------           -----------
Income (loss) before extraordinary item                   223,930              6,876                (656,004)             (161,454)
Extraordinary loss                                         ---            (4,130,000)                   ---             (4,130,000)
                                                      -----------        -----------             -----------           -----------
Net income (loss)                                     $   223,930        $(4,123,124)            $  (656,004)          $(4,291,454)
                                                      ===========         ==========             ===========           ===========
Income (loss) per share before
   extraordinary item                                 $       .01        $     ---               $      (.04)          $      (.01)
Extraordinary loss per share                              ---                   (.29)                  ---                    (.29)
                                                      -----------        -----------             -----------           -----------
Net income (loss) per share                           $       .01        $      (.29)            $      (.04)          $      (.30)
                                                      ===========        ===========             ===========           ===========
Weighted average number of shares
  outstanding                                          18,112,800         14,180,100              17,900,900            14,101,800
                                                      ===========        ===========             ===========           ===========

See accompanying notes




                              Page 5 of 23 Pages

                            BRASSIE GOLF CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                                                                Additional
                                                                                                  Paid-in       Accumulated
                                                    Shares      Amount     Shares      Amount     Capital         Deficit
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1995                      17,678,066    $17,678    375,000     $ 375    $21,857,456     $(14,524,925)

Net loss                                                                                                            (656,004)
Issuance of Common Stock in connection with
  convertible debenture                              922,970        923                             819,950
Issuance of Common Stock in a connection with
  settlement of litigation                            25,000         25                              49,975
Translation of foreign currency financial
  statements
                                                  --------------------------------------------------------------------------
Balance at June 30, 1996                          18,626,036    $18,626    375,000     $ 375    $22,727,381     $(15,180,929)
                                                  ==========================================================================


                                                  Foreign
                                                  Currency          Unrealized
                                                 Translation      Gain (Loss) on
                                                  Adjustment        Investments      Total
                                                 --------------------------------------------
Balance at December 31, 1995                     $ (259,664)          $ (593)     $7,090,327

Net loss                                                                            (656,004)
Issuance of Common Stock in connection with
  convertible debenture                                                              820,873
Issuance of Common Stock in a connection with
  settlement of litigation                                                            50,000
Translation of foreign currency financial
  statements                                         (4,823)                          (4,823)
                                                 -------------------------------------------
Balance at June 30, 1996                         $ (264,487)          $ (593)     $7,300,373
                                                 ===========================================




See accompanying  notes





                              Page 6 of 23 Pages

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                            -----------------------------            ---------------------------
                                                               1996              1995                   1996            1995
                                                            -----------       -----------            -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                        $   223,930       $(4,123,124)           $  (656,004)    $(4,291,454)
   Adjustment to reconcile net income (loss) to
       net cash used in operating activities:
       Extraordinary loss - disposition of courses                ---           4,130,000                  ---         4,130,000
       Depreciation and amortization                            376,306           276,334                759,194         599,973
       Net change in other working capital items               (788,261)         (572,609)              (970,950)       (926,457)
                                                            -----------       -----------            -----------     -----------
Net cash used in operating activities                          (188,025)         (289,399)              (867,760)       (487,938)

Investing activities:
   Purchases of property and equipment, net                     (61,994)       (1,174,298)              (152,079)     (1,576,541)
   Payments for loan and amortization costs                     (74,935)          (87,937)              (257,329)        (87,937)
   Other items                                                 (143,917)         (150,520)              (186,684)       (359,111)
                                                            -----------       -----------            -----------     -----------
Net cash used in investing activities                          (280,846)       (1,412,755)              (596,092)     (2,023,589)

Financing activities:
    Additions to long-term borrowings                           145,924         1,933,009              5,685,409       2,310,800
    Payments for long-term borrowings and capital leases     (1,622,682)            ---               (2,024,783)     (1,655,009)
    Issuance of common stock                                    820,873           140,000                870,873       1,514,802
    Proceeds on loans from officers and shareholders             ---                ---                  179,121         500,000
                                                            -----------       -----------            -----------     -----------
 Net cash provided (used) by financing activities              (655,885)        2,073,009              4,710,620       2,670,593

Effect of foreign currency exchange rate changes on cash          4,299           (38,702)                (4,823)        (47,846)
                                                            -----------       -----------            -----------     -----------
Increase (decrease) in cash                                  (1,120,457)          332,153              3,241,945         111,220
Cash at beginning of period                                   4,423,839           609,860                 61,437         830,793
                                                            -----------       -----------            -----------     -----------
Cash at end of period                                       $ 3,303,382       $   942,013            $ 3,303,382     $   942,013
                                                            ===========       ===========            ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                  $   553,307       $   202,000            $   811,919     $   474,139
                                                            ===========       ===========            ===========     ===========


See accompanying notes




                               Page 7 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


NOTE A.  BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e. "public") golf courses.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1995 contained in its current report on Form 10-K.

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

         Goodwill - The Company has classified as goodwill the cost in excess of the fair value of the net assets, including tax attributes of Summit, which
was acquired through a purchase transaction in June 1995.   Goodwill is being
amortized on a straight-line basis over 20 years. Amortization charged to continuing operations amounted to $65,600 for the three months ended June 30, 1996. No amortization expense in connection with goodwill was incurred in the three- month period ended June 30, 1995.





                               Page 8 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


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

NOTE B.  LONG-TERM DEBT

Long-term debt with financial institutions and other third parties as of June 30, 1996 consists of the following:

Golf course development loan to St. James from bank,
   payable in monthly principal installments of
   $16,319, plus interest beginning August 1, 1995,
   with the remaining principal balance and unpaid
   interest due July 1, 2002; collateralized by land
   and land improvements.  Interest is payable at prime
   (8.25% at June 30, 1996) plus 1.0%.                                          $ 2,153,839





                               Page 9 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


NOTE B.  LONG-TERM DEBT (CONTINUED)

Golf course development loan to Laurel Valley from bank, payable in principal payments of $250,000 due April and December 1996 and principal payments of
  $83,333, due on April 30, July 30 and October 30, 1998, with remaining principal balance and unpaid interest due October 30, 1998; collateralized by land and land improvements.  Interest is payable quarterly at prime (8.25% at
  June 30, 1996) plus 1.5%.                                                                            $ 1,750,000
Golf course development loan to Myrtle West from bank, payable in equal principal payments of $83,333, due on each May 30, August 30 and November 30,
  1994 through 1998, with remaining principal balance and unpaid interest due
  November 30, 1998; collateralized by land and land improvements.  Interest is
  payable quarterly at prime (8.25% at June 30, 1996) plus 1.0%.                                         2,083,333
Golf course development loan to Curtis Park from bank, payable in monthly principal payments of $31,875, April through November, 1996 through 2000, with remaining principal balance and unpaid interest due on December 31,
  2000; collateralized by leasehold interest in land and land improvements.
  Interest is payable monthly at prime (8.25% at June 30, 1996) plus 1.0%.                               2,454,375
Unsecured operating term loan from bank, with interest at 10.75%, payable in monthly installments of $16,723, which includes principal and interest,
  through January 1999.                                                                                    438,319





                              Page 10 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


NOTE B.  LONG-TERM DEBT (CONTINUED)

Convertible 6% debentures due March 1, 1998, unless
  converted into common stock, interest payable
  incrementally upon conversions with the balance,
  if any, at maturity.                                                            $ 4,650,000

Other notes payable                                                                   617,554
                                                                                  -----------
                                                                                   14,147,420
Less current portion                                                                1,197,622
                                                                                  -----------
                                                                                  $12,949,798
                                                                                  ===========




                              Page 11 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



NOTE B.  LONG-TERM DEBT (CONTINUED)

Long-term debt with related parties as of June 30, 1996 consists of the following:

Acquisition loan payable to a shareholder of Myrtle West with the entire principal balance due February 28, 1999; collateralized by a mortgage on land and land improvements; subordinated to bank loan; bearing no interest through
  August 31, 1994, then 9.5% through maturity, payable within 90 days of each
  calendar year-end subject to cash surpluses.                                                           $1,964,800
Golf Course development loan payable to a shareholder of Curtis Park; principal due at maturity on June 30, 2001; collateralized by a leasehold interest in land and land improvements; subordinated to bank loan; bearing no interest
  through October 9, 1995, then 9.5% through maturity, payable quarterly.                                 1,758,962
Construction loan payable to a shareholder of Laurel Valley with entire principal balance due April 1997, including interest at 10% which began accruing in April 1993; collateralized by second mortgage on land and land
  improvements.                                                                                           2,119,994
Construction loan payable to a shareholder of St. James, payable in annual principal payments of $100,000 beginning October 1997 with the remaining principal balance and unpaid interest due in October 2000, collateralized by land and improvements and various equipment, subordinated to bank loan, with interest accruing at prime, adjusted annually (8.75% at October 1, 1995),
  plus 2%, payable quarterly.                                                                               811,828


Other notes payable                                                                                          13,135
                                                                                                         ----------
                                                                                                          6,668,719
Less current portion                                                                                      2,119,994
                                                                                                         ----------
                                                                                                         $4,548,725
                                                                                                         ==========



                             Page 12 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

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

         As of June 30, 1996, warrants to purchase 2,138,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $2.00 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 150,000 warrants expire June 30, 1999; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.





                              Page 13 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



NOTE C.  SHAREHOLDERS' EQUITY (CONTINUED)

         During the three-month period ended June 30, 1996, no warrants were exercised. During the three-month period ended June 30, 1995, the holders of warrants to purchase 100,000 shares of the common stock exercised their warrants, for which the Company received $140,000 in cash.

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

  Options Outstanding

                                                                                   OPTIONS OUTSTANDING
                                                                SHARES            ----------------------
                                                               AVAILABLE          NUMBER       PRICE PER
                                                               FOR GRANT         OF SHARES       SHARE
                                                              ------------------------------------------
Balances at December 31, 1994                                 1,100,000           400,000
       Options granted                                         (986,750)          986,750        $2.00
       Options canceled                                         104,225          (104,225)           -
       Options exercised                                              -            -                 -
                                                              ---------------------------
Balances at December 31, 1995                                   217,475         1,282,525
                                                              ---------------------------
       Options granted                                                -                 -            -
       Options canceled                                               -                 -            -
       Options exercised                                              -                 -            -
                                                              ---------------------------
Balances at June 30, 1996                                       217,475         1,282,525
                                                              ===========================



                              Page 14 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)




NOTE D.  LEGAL PROCEEDINGS

In connection with the Company's February 21, 1996 Agreement in Principle ("AIP") with its three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four golf courses. However, the Company's efforts to interpret the AIP and negotiate with the Edmonton Pipe Industry Trust Fund ("Edmonton") regarding the two other courses were unsuccessful. On May 31, 1996, Edmonton commenced an action claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, the judge granted a preliminary injunction with respect to certain matters set forth in the AIP, specifically those relating to a reallocation of ownership interests. The Company filed a notice of appeal to this preliminary injunction on August 1, 1996 and will file an appeal brief by August 15. The Company continues to negotiate with Edmonton regarding the AIP.





                              Page 15 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and six-month periods ended June 30, 1996 and 1995 and for the years ended December 31, 1995 and 1994 and the nine-month period ended December 31, 1993, included in the Company's 1995 report on Form 10-K.

         Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio currently consists of 31 owned, leased and managed golf courses: three owned golf courses in the states of North Carolina (1) and South Carolina (2); one leased golf course in Virginia, which opened for public play in June 1995; Hale Irwin Golf Services, Inc., an international golf course design and management company based in St. Louis, Missouri, and, as a result of the June 30, 1995 acquisition of Summit Golf Corporation, a portfolio of 27 facilities under management contracts at June 30, 1996, including private, semi-private and daily-fee golf courses in 10 states throughout the U.S. For purposes of this discussion and analysis, St. James, Laurel Valley and Myrtle West, which were constructed or acquired by the Company prior to 1994, and Curtis Park, constructed on land leased in April 1994 are referred to hereafter as "Owned" courses.

         The Company's consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The Company acquired or developed its four currently owned golf courses at varying times during the financial statement periods presented herein. The following table indicates the number of full months each course was operating during the respective periods:

                                                                    Quarter Ended June 30,
                                                                    ---------------------
                                                                    1996             1995
                                                                    ----             ----
St. James           (opened for play October 1991)                    3               3
Laurel Valley       (opened for play April 1993)                      3               3
Myrtle West         (acquired December 30, 1993)                      3               3
Curtis Park         (opened for play June 1995)                       3               1




                              Page 16 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Three golf courses were acquired by the Company in a single transaction during April 1994, and were transferred back to the previous owners during May 1995. The operating results of these three facilities are included only from the date of acquisition through the date of disposition and write off in May 1995.



                             RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

         (A)     Revenues

         The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

         The period-to-period increase (decrease) in each of the revenue categories is as follows:

                                                               Quarter Ended June 30
                                                               ---------------------           Increase
                                                                1996           1995           (Decrease)
                                                             ----------     ----------        ----------
                 Golf Fees                                   $1,166,772     $1,226,543       $  (59,771)
                 Design and Management Fees                     430,404         51,379          379,025
                 Membership Fees and Annual Dues                376,587        533,853         (157,266)
                 Food & Beverage                                220,609        262,927          (42,318)
                 Pro Shop Sales                                 121,088        150,333          (29,245)
                 Other Income                                       888            203              685
                                                             ----------     ----------       ----------
                                                             $2,316,348     $2,225,238       $   91,110
                                                             ----------     ----------       ----------




                              Page 17 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In the aggregate, the Company generated $2,316,348 in revenues during the quarter ended June 30, 1996 compared to $2,225,238 during the quarter ended June 30, 1995. The $91,110 increase is primarily due to $230,602 attributable to Curtis Park which opened for play in June 1995 and $379,025 attributable to an increase in design and management fees, substantially offset by $60,000 of residential membership fees at St. James and $425,371 as a result of the disposition of three previously owned courses.

         In the aggregate, the Company generated $3,979,142 in revenues during the six months ended June 30, 1996 compared to $4,676,577 during the six months ended June 30, 1995. The $697,435 decrease is primarily due to $110,000 of residential membership fees at St. James and $1,698,196 as a result of the disposition of three previously owned courses, offset by $316,320 attributable to Curtis Park which opened for play in June 1995 and $786,320 attributable to an increase in design and management fees.

         (B)     Costs and Expenses

         The Company's total operating expenses increased to $2,271,155 during the three-month period ended June 30, 1996 from $1,906,845 during the quarter ended June 30, 1995.

         Of the $364,310 increase, approximately $227,000 was attributable to Curtis Park, approximately $206,000 for Summit, and approximately $317,000 for general and administrative expenses, offset by approximately $448,000 from the disposition of the three previously owned courses.

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

         Generally, costs are expected to be higher during the first three years of operation due to higher maintenance, advertising, and other start up expenses; operating expenses are expected to stabilize after approximately the initial three year period.





                              Page 18 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

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

         Interest expense increased from $322,554 during the three-month period ended June 30, 1995 to $450,154 during the three-month period ended June 30, 1996. The increase of $127,600 is primarily due to $59,526 of interest for Curtis Park operations and $76,955 for the convertible debentures, offset by $27,970 from the disposition of the three previously owned courses. The prime rate decreased from 9.0% at June 30, 1995 to 8.25% at June 30, 1996.

         Interest and other income increased from $11,037 during the three-month period ended June 30, 1995 to $628,892 during the three-month period ended June 30, 1996. Of this $617,855 increase, approximately $580,000 in proceeds were received from a settlement of claims in connection with a subsidiary's former disposition of securities; the remaining increase is primarily due to higher returns on the Company's other investments.

         (C)     Extraordinary item

         As reported in the Company's report on Form 8-K filed on July 6, 1995 and incorporated herein by reference, the Company incurred a loss of $4,130,000 in connection with the disposition and write off of three previously owned courses during the three months ended June 30, 1995.

         (D)      Net Income (Loss)

         For the quarter ended June 30, 1996, the Company had net income of $223,930, an increase of $4,347,054 from the net loss of $4,123,124 for the three-month period ended June 30, 1995. An extraordinary loss of $4,130,000 was recorded in the three months ending June 30, 1995 for the disposition of previously owned courses. The remaining increase is attributable to the reasons stated above.


         (E)     Inflation

         Inflation has not had a material effect on the Company's operations during the three-month periods ended June 30, 1996 or June 30, 1995.





                              Page 19 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

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

Working Capital

         The Company had a surplus in working capital in the amount of $1,118,719 as of June 30, 1996, compared to a working capital surplus of $3,098,534 as of March 31, 1996 and a working capital deficiency of $1,927,308 as of December 31, 1995. The $5,025,842 increase in working capital through March 1996 was primarily a result of $5,500,000 in proceeds for long term 6% convertible debentures sold in March 1996 that were used to pay down a portion of short term obligations. The reduction in working capital of $1,979,815 from March 31, 1996 to June 30, 1996 relates substantially to $2,119,994 in debt that is now classified as current portion of long-term debt. This debt, which is due in April 1997 to a shareholder of Laurel Valley, was appropriately classified as long-term debt as of March 31, 1996.

         The total borrowings for the Company were $20,816,139 as of June 30, 1996 compared to $22,285,080 as of March 31, 1996 and $16,960,931 as of
December 31, 1995. The increase of $5,324,149 through March 1996 resulted primarily from the long term 6% convertible debentures sold in March. The reduction in borrowings of $1,468,941 from March 31, 1996 to June 30, 1996 resulted from the paydown of debt and the conversion of debentures into common stock.

Proceeds from Developer's Resident Lot Sales

         By agreement with developers of residential real estate developments contiguous to certain golf courses constructed or acquired by the Company, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. Such arrangements are in effect at St. James and Laurel Valley. Through June 19, 1995, the Company was required by its secured lender at St. James to apply all such fees to reduce its bank debt upon each payment thereof. During May 1995, the bank agreed to permit the Company to retain the resident membership fees rather than apply them against the outstanding loan balance. During the three months ended June 30, 1996, 44 lots were sold by the developer at St. James, the proceeds of which increased cash by $220,000, compared to 56 lots sold during the three-month period ended June 30, 1995, the proceeds of which reduced the bank debt by $220,000 and increased cash by $60,000. As of June 30, 1996, the Company estimates that there will be 263 future residential lots to be sold, each of which when sold would generate a $5,000 resident





                              Page 20 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

membership fee under the agreement at St. James.   Furthermore, there are
approximately 425 lots at Laurel Valley upon the sale of which future resident membership fees may be in the range of $3,000 - $5,000 per lot. Although lot sales have continued to close at St. James subsequent to June 1996, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company.





                              Page 21 of 23 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See the footnotes to the Condensed Consolidated Financial Statements of the Company included herein and the Consolidated Financial Statements of the Company for the year ended December 31, 1995, incorporated herein by reference in Form 10-K.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27    - Financial Data Schedule (for SEC use only)

(b) Reports
    None





                              Page 22 of 23 Pages

                           BRASSIE GOLF CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS THREE MONTHS ENDED JUNE 30,
                                1996 AND 1995
                                 (Unaudited)


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



Date: August 12, 1996







                              Page 23 of 23 Pages