Form 10QSB
period 1996-09-30
BRASSIE GOLF CORP
filed 1996-10-30
CIK 916184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1996; or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act for
     the transition period from            to
                                ----------    -----------
     COMMISSION FILE NO. 0-24812


                           BRASSIE GOLF CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                                  56-1781650
-------------------------------------------             ---------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
      incorporation or organization)

                 5806 -A Breckenridge Parkway, Tampa, FL 33610
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (813) 621-4653
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [x]    No  [ ]

On September 30, 1996 there were 23,741,432 shares of the issuer's Common Stock, $.001 par value, and 375,000 shares of the issuer's Preferred Stock, $.001 par value outstanding.





                               Page 1 of 24 Pages

                            BRASSIE GOLF CORPORATION
                      QUARTERLY REPORT FOR THE THREE-MONTH
                        PERIOD ENDED SEPTEMBER 30, 1996

                                  FORM 10-QSB

                               TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 . . .     3

         Condensed Consolidated Statements of Operations for the three and nine-month periods
         ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Condensed Consolidated Statements of Changes in Shareholders' Equity for the
         nine-month period ended September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .     6

         Condensed Consolidated Statements of Cash Flows for the three and nine-month periods
         ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . .    14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 4.  Submission of Matters to a Vote of Securities Holders  . . . . . . . . . . . . . . . . . .    19
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20





                               Page 2 of 24 Pages

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BRASSIE GOLF CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                              September 30,             December 31,
                                                                  1996                     1995
                                                              -------------            -------------
 Current assets:

   Cash                                                        $  2,169,422            $     52,608
   Marketable equity securities                                      39,811                  39,738
   Trade accounts receivable, net                                   846,223                 620,107
   Accounts receivable from related parties                         407,907                 564,195
   Inventories                                                      130,497                  93,975
   Prepaid expenses and other current assets                        144,443                 119,302
                                                               ------------            ------------
 Total current assets                                             3,738,303               1,489,925

 Equity investments in subsidiaries                                 933,892                 629,809

 Property and equipment, net                                      9,849,494              10,231,299

 Intangible assets, net                                             751,313                 604,579
 Goodwill, net                                                    4,685,067               4,876,471
                                                               ------------            ------------
 Total assets                                                  $ 19,958,069            $ 17,832,083
                                                               ============            ============



See accompanying notes





                               Page 3 of 24 Pages

                            BRASSIE GOLF CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                      September 30,          December 31,
                                                                           1996                  1995
                                                                      -------------          ------------
Current Liabilities:
   Accounts payable and accrued expenses                              $   861,989            $ 1,210,293
   Accrued interest payable                                               155,124                 75,329
   Current portion of long-term debt                                      636,406                636,406
   Current portion of long-term debt - related parties                     -                     262,196
   Current maturities of capital lease obligations                         31,630                 31,630
                                                                      -----------            -----------
Total current liabilities                                               1,685,149              2,215,854

Long-term debt, less current portion                                    8,226,059              5,153,480
Long-term debt, less current portion - related parties                  1,109,136              2,587,168
Long-term capital lease obligations, less current portion                  86,787                110,242
Minority interest payable                                                  93,653                 43,669

Shareholders' Equity:
    Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 375,000 shares issued                     375                    375
    Common Stock, $.001 par value; 50,000,000 shares
       authorized; 23,741,432 and 17,678,066 shares
       issued and outstanding as of September 30, 1996
       and December 31, 1995, respectively                                 23,741                 17,678
    Additional paid-in capital                                         23,855,070             21,857,456
    Accumulated deficit                                               (14,862,467)           (13,893,582)
    Unrealized (loss) on investments                                         (602)                  (593)
    Foreign currency translation adjustment                              (258,832)              (259,664)
                                                                      -----------            -----------
Total shareholders' equity                                              8,757,285              7,721,670
                                                                      -----------            -----------
Total liabilities and shareholders' equity                            $19,958,069            $17,832,083
                                                                      ===========            ===========



See accompanying notes





                               Page 4 of 24 Pages

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                             1996              1995                 1996             1995
                                                         -----------       -----------         ------------      -----------
Operating revenues:
   Golf revenues                                         $   536,243       $   486,200         $  1,536,123      $ 2,204,885
   Food and beverage revenues                                119,211           150,934              358,537          631,650
   Proshop revenues                                           85,635            81,743              215,046          298,011
   Membership fees and dues                                   53,640            17,464              259,129          527,837
   Resident membership fees                                  115,000           180,000              430,000          605,000
   Management and design fees                                610,560           466,202            1,617,792          687,114
   Other                                                       3,367             3,307                7,118            6,391
                                                         -----------       -----------          -----------      -----------
        Total operating revenues                           1,523,656         1,385,850            4,423,745        4,960,888
Operating expenses:
   Golf course operations                                    407,653           435,587            1,022,931        1,698,517
   Cost of food and beverage sales                            27,327            61,204              123,549          249,018
   Cost of proshop sales                                      46,915            49,988              127,285          176,136
   Marketing expenses                                          1,430            61,971              131,593          135,998
   Management and design expenses                            533,846           330,047            1,151,528          651,660
   General and administrative expenses                       434,595           701,736            1,727,909        1,488,022
   Depreciation and amortization expense                     263,762           262,773              791,270          639,762
                                                         -----------       -----------          -----------      -----------
        Total operating expenses                           1,715,528         1,903,306            5,076,065        5,039,113
                                                         -----------       -----------          -----------      -----------
   Operating loss                                           (191,872)         (517,456)            (652,320)         (78,225)

Other income (expense):
   Interest expense                                         (221,386)         (110,188)            (704,947)        (428,631)
   Loss on equity investments in subsidiaries                (55,265)         (243,208)            (237,364)        (468,542)
   Interest and other income                                  42,032            13,201              675,730           31,404
                                                         -----------       -----------          -----------      -----------

Net loss before minority interest
     and extraordinary item                                 (426,491)         (857,651)            (918,901)        (943,994)
Minority interest expense                                       -                 -                 (49,984)           -
                                                         -----------       -----------          -----------      -----------
Loss before extraordinary item                              (426,491)         (857,651)            (968,885)        (943,994)
Extraordinary loss                                              -                 -                    -          (4,130,000)
                                                         -----------       -----------          -----------      -----------
Net loss                                                 $  (426,491)      $  (857,651)         $  (968,885)     $(5,073,994)
                                                         ===========       ===========          ===========      ===========
Loss per share before extraordinary item                 $      (.02)      $      (.05)         $      (.05)     $      (.06)
Extraordinary loss per share                                   -                 -                    -                 (.28)
                                                         -----------       -----------          -----------      -----------
Net loss per share                                       $      (.02)      $      (.05)         $      (.05)     $      (.34)
                                                         ===========       ===========          ===========      ===========

Weighted average number of shares
    outstanding                                           20,289,600        16,524,900           18,703,000       14,918,400
                                                         ===========       ===========          ===========      ===========



See accompanying notes





                               Page 5 of 24 Pages

                            BRASSIE GOLF CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                                                                                        Additional
                                                                                                         Paid-in
                                                       Shares       Amount      Shares      Amount       Capital
                                                    ------------------------------------------------------------------
Balance at December 31, 1995                         17,678,066     $17,678      375,000   $    375     $21,857,456


Net loss
Issuance of Common Stock in connection with
   convertible debenture                               6,038,366      6,038                               1,947,639
Issuance of Common Stock in connection with
   settlement of litigation                               25,000         25                                  49,975
Unrealized loss on investments
Translation of foreign currency financial statements
                                                     ---------------------------------------------------------------
Balance at September 30, 1996                         23,741,432    $23,741      375,000   $    375     $23,855,070
                                                     ===============================================================




                                                                         Foreign
                                                                         Currency    Unrealized
                                                       Accumulated      Translation    Gain on
                                                          Deficit       Adjustment    Investments    Total
                                                     ---------------------------------------------------------
Balance at December 31, 1995                         $ (13,893,582)    $(259,664)     $  (593)   $ 7,721,670


Net loss                                                  (968,885)                                 (968,885)
Issuance of Common Stock in connection with
  convertible debenture                                                                            1,953,677
Issuance of Common Stock in connection with
  settlement of litigation                                                                            50,000
Unrealized loss on investments                                                             (9)            (9)
Translation of foreign currency financial statements                         832                         832
                                                     ---------------------------------------------------------
Balance at September 30, 1996                        $ (14,862,467)    $(258,832)      $ (602)    $8,757,285
                                                     =========================================================


See accompanying notes



                               Page 6 of 24 Pages

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three Months Ended                     Nine Months Ended
                                                                   September  30,                         September 30,
                                                               1996              1995                1996                1995
                                                          ------------      -------------       -------------      ---------------
Cash flows from operating activities:
 Net loss                                                 $  (426,491)      $  (857,651)        $  (968,885)       $  (5,073,994)
 Adjustment to reconcile net loss to
   net cash provided (used) in operating activities:
   Loss on equity investments in subsidiaries                  55,265           243,208             237,364              468,542
   Extraordinary loss - disposition of courses                 -               -                    -                  4,130,000
   Depreciation and amortization                              263,762           262,773             791,270              639,762
   Net change in other working capital items                  359,798           391,887            (506,377)            (482,982)
   Accounts receivable from related parties                   342,972          (710,253)            156,288             (757,475)
                                                          -----------       -----------         -----------        -------------
Net cash provided (used) in operating activities              595,306          (670,036)           (290,340)          (1,076,147)


Investing activities:
 Purchases of property and equipment, net                     109,780           216,191             (11,172)          (1,333,745)
 Payments for loan and amortization costs
   other items                                                (67,767)          (90,416)           (339,209)            (178,353)
 Purchase of business, net of cash acquired                   -                 -                   -                   (311,793)
 Additional investment in subsidiaries                        (89,916)         (173,945)           (541,456)            (192,955)
                                                          -----------       -----------         -----------        -------------
Net cash provided (used) in investing activities              (47,903)          (48,170)           (891,837)          (2,016,846)

Financing activities:
 Additions to long-term borrowings                                 19           482,791           5,529,430            2,637,593
 Payments for long-term borrowings and capital leases      (3,039,818)       (1,364,104)         (4,698,223)          (2,905,713)
 Issuance of common stock                                   1,132,804         1,400,000           2,003,677            2,914,802
 Proceeds on loans from officers and shareholders             284,154            40,000             463,275              540,000
                                                          -----------       -----------         -----------        -------------
Net cash provided (used) by financing activities           (1,622,841)          558,687           3,298,159            3,186,682

Effect of foreign currency exchange rate changes on cash        5,655           184,723                 832              136,877
                                                          -----------       -----------         -----------        -------------
Increase (decrease) in cash                                (1,069,783)           25,204           2,116,814              230,566
Cash at beginning of period                                 3,239,205           868,795              52,608              663,433
                                                          -----------       -----------         -----------        -------------
Cash at end of period                                     $ 2,169,422       $   893,999         $ 2,169,422        $     893,999
                                                          ===========       ===========         ===========        =============

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest              $   104,368       $   102,546         $   592,676        $     407,495
                                                          ===========       ===========         ===========        =============




See accompanying notes



                               Page 7 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

NOTE A.  BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
            Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e. "public") golf courses.

Basis of Presentation
            The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1995 contained in its current Annual Report on Form 10-K.

            Investment in Subsidiaries - Investments of the Company include one wholly-owned subsidiary, Curtis Park, one majority-owned subsidiary, St.
James, and two minority owned subsidiaries, Laurel Valley and Myrtle West. The Company purchased the remaining 20% equity interest in Curtis Park in September 1996 from the UA Canadian Pension Fund for $50,000 in cash and continues to hold an 80% interest in St. James. Both entities are included in the Company's condensed consolidated financial statements.

            In conjunction with the Company's February 21, 1996 Agreement in Principle (see Note D - Legal Proceedings), the Company issued 45% of the outstanding stock in Laurel Valley and Myrtle West to the Edmonton Pipe Industry Trust Fund in September 1996. As a result, the Company now has a 30% equity investment in each golf course pending its appeal with the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County. As a result of this change in reporting entity, the Company has restated the condensed consolidated balance sheets as of December 31, 1994, December 31, 1995 and September 30, 1996 to reflect a change to the equity method of accounting and has reflected its portion of the net income or loss for the nine months ended September 30, 1996 and 1995 as a loss on equity investments in subsidiaries based on a 75% ownership interest in both clubs through February 1996 and a 30% ownership interest from March through September 1996.





                               Page 8 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


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

           Goodwill - The Company has classified as goodwill the cost in excess of the fair value of the net assets, including tax attributes of Summit, which
was acquired through a purchase transaction in June 1995.   Goodwill is being
amortized on a straight-line basis over 20 years. Amortization charged to continuing operations amounted to $65,600 for the three months ended September 30, 1996, and $111,597 in the three-month period ended September 30, 1995.

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

         Income Taxes - The Company records income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109"). Under SFAS No. 109, deferred taxes are provided for the difference between the tax and financial statement bases of assets and liabilities, and a valuation allowance is established for deferred tax assets that, based upon available evidence, are not expected to be realized.

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





                               Page 9 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)



NOTE B.  LONG-TERM DEBT
Long-term debt with financial institutions and other third parties as of September 30, 1996 consists of the following:

Golf course development loan to St. James from bank, payable in monthly principal installments of $16,319, plus interest beginning August 1, 1995, with the remaining principal balance and unpaid interest due July 1, 2002;
  collateralized by land and land improvements.  Interest is payable at prime
  (8.25% at September 30, 1996) plus 1.0%.                                                $ 2,121,200


Golf course development loan to Curtis Park from bank, payable in monthly principal payments of $31,875, April through November, 1996 through 2000, with remaining principal balance and unpaid interest due on December 31, 2000;
  collateralized by leasehold interest in land and land improvements.  Interest
  is payable monthly at prime (8.25% at September 30, 1996) plus 1.0%.                      2,390,625

Unsecured operating term loan from bank, with interest at 10.75%, payable in monthly
  installments of $16,723, which includes principal and interest, through January 1999.       399,716

Convertible 6% debentures due March 1, 1998, unless converted into common stock, interest
  payable incrementally upon conversions with the balance, if any, at maturity.             3,540,378

Other notes payable                                                                           410,186
                                                                                          -----------
Less current portion                                                                        8,862,465
                                                                                              636,406
                                                                                          -----------
                                                                                          $ 8,226,059
                                                                                          ===========

                              Page 10 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)



NOTE B.  LONG-TERM DEBT (CONTINUED)
Long-term debt with related parties as of September 30,1996 consists of the following:

Golf Course development loan payable to a related party of Curtis Park;
  principal due at maturity on June 30, 2001; collateralized by a leasehold interest in land and land improvements; subordinated to bank loan, with
  interest payable quarterly at 9.5%.                                                      $  268,537

Construction loan payable to a shareholder of St. James, payable in annual principal payments of $100,000 beginning October 1997 with the remaining principal balance and unpaid interest due on October 2000, collateralized by land and improvements and various equipment, subordinated to bank loan, with interest accruing at prime, adjusted annually (8.25% at October 1,
  1996), plus 2%, payable quarterly.                                                          811,828


Other notes payable                                                                            28,771
                                                                                           ----------
                                                                                            1,109,136
Less current portion                                                                            -
                                                                                           $1,109,136
                                                                                           ==========



         On September 6, 1996 the Company entered into an agreement with the three holders of the Company's convertible debentures. Under this agreement the original debentures were modified whereby the debenture holders' ability to convert the debentures into common stock is limited until December 18, 1996. During the period from October 4, 1996 to December 18, 1996, the debenture holders, in the aggregate, may convert a portion of their debentures in an amount up to five percent (5%) of the outstanding shares of the Company's common stock.





                              Page 11 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


NOTE C.  SHAREHOLDERS' EQUITY

   On June 30, 1995 the Company issued 375,000 shares of preferred stock, having a stated value of $10.00 and a $.001 par value, as partial consideration for the capitalized Summit merger. The preferred stock has been designated Junior non-cumulative Convertible Preferred Stock ("Junior Preferred Stock"), with the following provisions: 1) each share of Junior Preferred Stock is convertible into five shares of common stock, or 1,875,000 common shares in the aggregate, par value $.001; 2) the Junior Preferred Stock is convertible at the option of the holder at any time for five years from closing of the Summit merger; 3) the Junior Preferred Stock is redeemable at the option of the Company at any time after (a) the Company's common stock trades at a price of $5.00 or higher for 30 consecutive trading days as quoted on the NASDAQ system; or (b) issuance of additional Company common stock in excess of 25% of the shares then issued and outstanding, i.e., from a merger of the Company, a public offering of its common stock under a Registration under the Securities Act of 1993 or an additional private placement offering through an underwriter;
4) the Junior Preferred Stock is subordinate to future senior preferred shares that the Company may later issue; 5) the Junior Preferred Stock shall not pay dividends unless the Company fails to redeem the shares in accordance with the above provisions, at which time the dividend will be paid at a rate of 5% from that date; 6) the Junior Preferred Stock will have no voting rights on matters that can be voted by the common stock and voting rights will exist only as to preferences, rights, powers, priority or ranking of the Junior Preferred Stock; and 7) in the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment of the debts and other liabilities of the Company, the holder of each share of Junior Preferred Stock then outstanding shall be entitled to be paid out of any of the assets or surplus funds of the Company (prior to and in preference to any distribution to the common shareholders), an amount equal to $10.00 per share with respect to any such share of Junior Preferred Stock. If assets of the Company are not sufficient to satisfy the $10.00 per share distributions, then the assets of the Company shall be distributed ratably to the Junior Preferred shareholders in proportion to their respective distributive amounts.

   On July 18, 1994, the Company increased the number of authorized shares of common stock to 50,000,000 shares.

   As of September 30, 1996, warrants to purchase 2,138,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $2.00 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 150,000 warrants expire June 30, 1999; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.

   During the three-month periods ended September 30, 1996 and 1995, no warrants were exercised.





                              Page 12 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

NOTE D.  LEGAL PROCEEDINGS

   In connection with the Company's February 21, 1996 Agreement in Principle ("AIP") with its three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four golf courses. However, the Company's efforts to interpret the AIP and negotiate with the Edmonton Pipe Industry Trust Fund ("Edmonton") regarding the two other courses were unsuccessful. On May 31, 1996, Edmonton commenced an action claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, the judge granted a preliminary injunction with respect to certain matters set forth in the AIP, specifically those relating to a reallocation of ownership interests. The Company filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County. The Company is currently awaiting the District Court's ruling on its appeal. The Company continues to negotiate with Edmonton regarding the AIP.





                              Page 13 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and nine-month periods ended September 30, 1996 and 1995 and for the years ended December 31, 1995 and 1994, included in the Company's 1995 Annual Report on Form 10-K.

   Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio currently consists of 29 owned, leased and managed golf courses: a majority owned golf course in North Carolina, two minority investments in golf courses in South Carolina; a 100% owned subsidiary that leases a golf course in Virginia; Hale Irwin Golf Services, Inc., an international golf course design company based in St. Louis, Missouri, and, as a result of the June 30, 1995 acquisition of Summit Golf Corporation, a portfolio of 25 facilities under management contracts at September 30, 1996, including private, semi-private and daily-fee golf courses in 9 states throughout the U.S.

   The following table indicates the number of full months each owned or partially owned course was operating during the respective periods:


                                                       Percentage Ownership     Quarter Ended September 30,
                                                         as of  9/30/96         ---------------------------
                                                       -------------------           1996           1995
                                                                                     ----           ----
Curtis Park         (opened for play June 1995)                 100%                   3              3
St. James           (opened for play October 1991)               80%                   3              3
Laurel Valley       (opened for play April 1993)                 30%                   3              3
Myrtle West         (acquired December 30, 1993)                 30%                   3              3

As a result of the change in reporting entity discussed in Note A - Business of the Company and Significant Accounting Policies, the accompanying financial statements are restated for all periods reported to account for the Company's ownership interest in Laurel Valley and Myrtle West under the equity method of accounting. Curtis Park and St. James continue to be included in the condensed consolidated financial statements as subsidiaries of the Company.





                              Page 14 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


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



                             RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

   (A)  Revenues

   The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

   The period-to-period increase (decrease) in each of the revenue categories is as follows:

                                                               Quarter Ended September 30
                                                              ----------------------------     Increase
                                                                     1996          1995       (Decrease)
                                                              ----------------------------    ----------
                 Golf Fees                                   $  536,243       $486,200        $  50,043
                 Design and Management Fees                     610,560        466,202          144,358
                 Membership Fees and Annual Dues                168,640        197,464          (28,824)
                 Food & Beverage                                119,211        150,934          (31,723)
                 Pro Shop Sales                                  85,635         81,743            3,892
                 Other Income                                     3,367          3,307               60
                                                             ----------     ----------        ---------
                                                             $1,523,656     $1,385,850        $ 137,806





                              Page 15 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   In the aggregate, the Company generated $1,523,656 in revenues during the quarter ended September 30, 1996 compared to $1,385,850 during the quarter ended September 30, 1995. This increase of $137,806 is primarily due to $144,358 attributable to an increase in design and management fees.

   In the aggregate, the Company generated $4,423,745 in revenues during the nine months ended September 30, 1996 compared to $4,960,888 during the nine months ended September 30, 1995. The $537,143 decrease is primarily due to $1,698,196 related to the three previously owned courses disposed of in May 1995 and $175,000 of residential membership fees at St. James offset by $387,692 attributable to Curtis Park which opened for play in June 1995 and $930,678 attributable to an increase in design and management fees.

   (B)   Costs and Expenses

   The Company's total operating expenses decreased to $1,715,528 during the three-month period ended September 30, 1996 from $1,903,306 during the quarter ended September 30, 1995.

   Of the $187,778 decrease, $267,141 was attributable to general and administrative expenses, $60,541 to marketing expenses and $33,877 for food and beverage cost of sales, offset by an increase of $203,799 for management and design expenses.

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





                              Page 16 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


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

   Interest expense increased from $110,188 during the three-month period ended September 30, 1995 to $221,386 during the three-month period ended September 30, 1996. The increase of $111,198 is primarily due to $58,963 of interest for golf course operations and $61,070 for the convertible debentures. The prime rate decreased from 9.0% at September 30, 1995 to 8.25% at September 30, 1996.

   Interest and other income increased from $13,201 during the three-month period ended September 30, 1995 to $42,032 during the three-month period ended September 30, 1996, primarily due to a greater amount of available cash and higher returns on the Company's other investments.

   (C)    Loss on Equity Investments in Subsidiaries

   For the quarter ended September 30, 1996, the Company incurred a loss on equity investments in subsidiaries of $55,265, an improvement of $187,943 over the $243,208 loss for the quarter ended September 30, 1995. This improvement is attributable to better performance at Myrtle West and Laurel Valley coupled with the decreased percentage of ownership at both golf courses.

   (D)    Net Loss

   For the quarter ended September 30, 1996, the Company had net loss of $426,491 an improvement of $431,160 from the net loss of $857,651 for the three-month period ended September 30, 1995. The increase is attributable to the reasons stated above.

   (E)   Inflation

   Inflation has not had a material effect on the Company's operations during the three-month periods ended September 30, 1996 or September 30, 1995.


                        LIQUIDITY AND CAPITAL RESOURCES

   Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions and capital improvements, the Company is reliant upon long-term borrowing and equity financing.





                              Page 17 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Working Capital

   The Company had a surplus in working capital in the amount of $2,053,154 as of September 30, 1996, compared to working capital surplus of $3,825,707 as of June 30, 1996 and a working capital deficiency of $725,929 as of December 31, 1995. The reduction in working capital of $1,772,553 from June 30, 1996 to September 30, 1996 relates substantially to the retirement of the Curtis Park second mortgage classified as long-term debt that was paid primarily from available cash.

   The total borrowings for the Company were $9,971,601 as of September 30, 1996 compared to $12,704,838 and $8,639,250 as of June 30, 1996 and as of
December 31, 1995, respectively. The reduction in borrowings of $2,733,237 from June 30, 1996 to September 30, 1996 resulted from the paydown of $1,490,425 toward the second mortgage at Curtis Park and $1,132,804 due to the conversion of debentures into common stock.

Proceeds from Developer's Resident Lot Sales

   By agreement with developers of residential real estate developments contiguous to the St. James golf course, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. Through June 19, 1995, the Company was required by its secured lender at St. James to apply all such fees to reduce its bank debt upon each payment thereof. During May 1995, the bank agreed to permit the Company to retain the resident membership fees rather than apply them against the outstanding loan balance. During the three months ended September 30, 1996, 23 lots were sold by the developer at St. James, the proceeds of which increased cash by $115,000, compared to 36 lots sold during the three-month period ended September 30, 1995, the proceeds of which increased cash by $180,000. As of September 30, 1996, the Company estimates that there will be 240 future residential lots to be sold, each of which when sold would generate a $5,000 resident membership
fee under the agreement at St. James.   Although lot sales have continued to
close at St. James subsequent to September 1996, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company.





                              Page 18 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)



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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    10.48 - Form of Amended Subscription Agreement for 6% Convertible Debentures due March 1, 1996, as of September 6, 1996 between Brassie Golf Corporation and Holders

    27    -   Financial Data Schedule (for SEC use only)

(b) Reports

        Form 8K filed August 30, 1996 incorporated herein by reference





                              Page 19 of 24 Pages

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRASSIE GOLF CORPORATION



                              /s/Steve Tucker
                              -------------------------------------------
                              Steve Tucker, Controller
                              (Principal Financial and Accounting Officer)

Date: October 30, 1996





                              Page 20 of 24 Pages