Form 10KSB
period 1996-12-31
BRASSIE GOLF CORP
filed 1997-04-15
CIK 916184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________

                          COMMISSION FILE NO. 0-24812

                            BRASSIE GOLF CORPORATION
       __________________________________________________________________
          (Name of small business issuer as specified in its charter)

                  Delaware                          56-1781650
      ______________________________          _______________________
       (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)          Identification No.)

                  5806-A Breckenridge Parkway, Tampa, Florida
          __________________________________________________________
                  (Address of principal executive offices)

                                    33610
                                ____________
                                 (Zip Code)

                               (813) 621-4653
                           __________________________
                          (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $.001 Par Value
              ____________________________________________________
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year: $5,231,902.

         The aggregate market value at February 28, 1997 of shares of the Common Stock held by non-affiliates of the issuer was $9,604,452 based upon the closing price of the Common Stock in the NASDAQ System (as reported by the National Quotation Bureau, Inc.). Solely for the purpose of this calculation, shares held by the principal shareholders named in Item 12 hereof, as well as shares held by directors and officers of the Registrant, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

         On February 28, 1997, there were 28,205,095 shares of the Registrant's Common Stock $.001 par value and 375,000 shares of the Registrant's Preferred Stock, $.001 par value outstanding.


                      Documents Incorporated by Reference
                      _____________________________________
                                      None

Transitional small business disclosure format      Yes    [ ]       No  [x]

                            BRASSIE GOLF CORPORATION
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS
                   _________________________________________

                                   PART I

                                                                                                          Page
                                                                                                        --------

Item 1.          Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.          Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .  21

                                                         PART II

Item 5.          Market for Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


Item 6.          Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . .  23

Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 8.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .  53

                                                         PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance
                 with Section 16 (a) of The Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . .  54

Item 10.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  56

Item 11.         Security Ownership of Certain Beneficial Owners
                 Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  59

Item 12.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .  60

Item 13.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .  64

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

A.  CORPORATE HISTORY

             Brassie Golf Corporation, a Delaware corporation (the "Company"), together with its predecessors and subsidiaries, has engaged, since August 1988, in the acquisition, design, construction, operation and management of private, semi-private and daily-fee (i.e., "public") golf courses in the United States.

             The Company was incorporated in Delaware on November 12, 1991 under the name "Longview Golf Corporation" as a holding company to acquire majority interests in two corporations (one of which is now an operating subsidiary of the Company), each of which was then developing a golf course.
On November 14, 1991, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization") with the shareholders of both The Gauntlet at St. James, Inc. (a North Carolina corporation formerly known as Longview Golf Corporation) ("GSJ") and The Gauntlet at Laurel Valley, Inc. (formerly known as Laurel Valley Golf Corporation) ("GLV") pursuant to which the Company acquired all of the outstanding shares of GSJ and GLV except those shares owned, respectively, by Canadian PT Limited Partnership (a limited partnership comprising three pension funds and referred to herein as "PT Partnership") and Edmonton Pipe Industry Pension Trust Fund (referred to herein as the "EPI Pension Fund").

             On September 18, 1992, the Company changed its name from "Longview Golf Corporation" to "Brassie Golf Holdings, Ltd." On March 29, 1993, the Company changed its name from "Brassie Golf Holdings, Ltd." to "Brassie Golf Corporation" and increased its authorized capital to 25,000,000 shares of Common Stock, $.001 par value per share ("Common Stock"), and 1,000,000 shares of Preferred Stock, $.001 par value per share ("Preferred Stock"). On July 18, 1994, the Company increased the number of authorized shares of Common Stock to 50,000,000 shares. In 1993, the Company changed its year-end from March 31 to December 31, resulting in a nine-month fiscal period.

             REORGANIZATION WITH HALE IRWIN GOLF SERVICES, INC. To enhance the Company's visibility and its management, marketing and design capabilities, the Company acquired 100% of the capital stock of Hale Irwin Golf Services, Inc. ("HIGSI"), an international golf course design, development and management company based in St. Louis, Missouri, in exchange for 1,250,000 shares of the Company's Common Stock in a stock-for-stock reorganization on May 16, 1994 (the "Reorganization"). HIGSI, a Missouri corporation incorporated on October 28, 1986, was founded by Hale S. Irwin, a golf course designer, PGA TOUR professional and Life Member of the Professional Golf Association of America, and Richard J. Stahlhuth, a golf course owner and developer. HIGSI had two operating divisions -- Hale Irwin Golf Design (the "Design Division") and Hale Irwin Golf Management (the "Management Division"). On September 10, 1994, HIGSI's operations were combined with the Company's and the Company's principal executive office was moved from Southport, North Carolina to St. Louis, Missouri. Messrs. Irwin and Stahlhuth became members of the Board of Directors of the Company. Mr. Irwin is the President of the Design Division and Mr. Stahlhuth assumed the role of President of the Company until January 17, 1995, at which time he tendered his resignation as a Director and Officer of the Company in order to pursue personal business interests. Mr. Irwin resigned as a Director on August 19, 1996 and has reached an agreement with the Company to purchase HIGSI. See Item 12. "Certain Relationships and Related Transactions".

             MERGER AND REORGANIZATION WITH SUMMIT GOLF CORPORATION. On June 30, 1995, the Company acquired all the issued and outstanding shares of Summit Golf Corporation, a Florida corporation ("Summit") through the consummation of an Agreement of Merger and Reorganization (the "Agreement") whereby the Company's newly incorporated Florida subsidiary, Brasmit Golf Corporation ("Brasmit") merged with Summit, thereby simultaneously vesting Summit shareholders with the right to exchange their Summit shares for 1,875,000 newly issued common shares, $.001 par value (the "Common Stock") of the Company, which as a result were then issued. Copies of the Agreement, Amendment No.1 thereto, and a Pre-Closing Agreement in connection with the transaction were filed as Exhibits 2.1, 2.2 and 2.3 respectively to the Company's Form 8-K filed July 6, 1995 and are incorporated herein by reference. Additional consideration paid by the Company comprised 375,000 shares of newly issued subordinated redeemable preferred stock with a par value of $.001 per share (each share has a stated value of $10.00 and is convertible into five shares of Common Stock; the "Preferred Stock"), 500,000 five-year warrants exercisable at $2.50 per share for the first three (3) years and $3.25 per share for the next two years, $275,854 cash and notes for $224,146. The Company's Certificate of Designations, Preferences and Rights of Junior Non-Cumulative Redeemable Convertible Preferred Stock setting the qualities of the Preferred Stock was filed as an Exhibit to the Company's current report on Form 10-Q filed November 14, 1995 and is incorporated herein by reference.

             Pursuant to the Articles of Merger filed pursuant to the Agreement, Brasmit was the surviving corporation and its acquired assets include (1) all the shares of Club Operations and Property Management, Inc. ("COPM"), a Florida corporation based in Tallahassee which provided consulting services to or managed, on the effective date of the merger, a portfolio of 44 facilities, including 39 private, semi-private and daily-fee golf courses in 14 states throughout the U.S. and five courses in Mexico; (2) all of Summit's previously acquired assets of Resort Golf Clubs International, Inc. ("RGCI") including the RGCI 1995 Marketing Plan which the Company presently intends eventually to develop and implement in connection with its interval membership and golf villa programs; and (3) Summit Golf Properties, Inc., an inactive Delaware corporation.

             Following the merger on June 30, 1995, William Horne, Tom Richardson and Lance McNeill were nominated and elected as Directors at the Company's Annual Meeting of Shareholders and appointed Officers of the Company with the following responsibilities:

         William E. Horne       -       President and Chief Executive Officer
         Thomas K. Richardson   -       Senior Vice President - Operations and
                                        Chief Operating Officer
         Lance McNeill          -       Senior Vice President - Acquisitions
                                        & Development

             Gary A. Nacht resigned as interim President and was appointed Executive Vice President of the Company and acted as its Chief Financial Officer until his resignation in all capacities on January 30, 1996.

             To fund the cash portion of the transaction, the Company utilized a portion of the proceeds received from a subsidiary's debt repayment which repayment was funded by surplus proceeds from the subsidiary's May 1995 refinancing of its NationsBank first mortgage on its golf course in Southport, NC. (See Item 1.c.1. - "The Company's Golf Courses - the Gauntlet at St. James").

             Effective September 4, 1995, the Company's St. Louis, Missouri and Southport, North Carolina corporate offices were, simultaneously with COPM's move from Tallahassee, relocated to leased premises at the Company's new corporate headquarters in Tampa, Florida. The Company's Design Division relocated to new premises and maintains its offices in St. Louis, Missouri. (See Item 2 - "Description of Property" for information regarding the Company's office facilities.)

             In connection with the purchase of the shares and assets described above, the Company entered into employment agreements (the "Employment Agreements") with Mr. Horne and Mr. Richardson. Copies of the Employment Agreements were filed as Exhibits 2.4 and 2.5 respectively to the Company's Form 8-K filed July 6, 1995 and are incorporated herein by reference. The Employment Agreements contain non-competition provisions and provisions for the reimbursement of expenses, an automobile allowance, disability and other customary benefits and are further described hereafter (See Item 12. "Certain Relationships and Related Transactions".)

             On October 27, 1995, Brasmit filed an amendment to its Articles of Incorporation and changed its name to Brassie Golf Management Services, Inc. ("BGMS").

             On December 27, 1995, BGMS transferred all its shares in Summit Golf Properties, Inc. to the Company. Summit Golf Properties, Inc. was an inactive Delaware subsidiary of Summit which on June 11, 1996 filed an amendment to its Certificate of Incorporation and changed its name to Brassie Construction Management Services, Inc. ("BCMS"). On July 1, 1995, BCMS (then Summit Golf Properties, Inc.) was engaged to supervise the construction of the second golf course on St. James Plantation, the site of the Company's first golf course in Southport, North Carolina. Through BCMS, the Company intends to offer construction supervision to such owners and developers as may require the Company's expertise to coordinate and monitor their golf course construction process (See Item 1.b. "General - Golf Course Construction Management Services").

B. GENERAL.

             The Company's principal business is the ownership, development and operation of golf courses. As a result of the HIGSI and Summit acquisitions, the Company also provides golf course design and management services to others in exchange for design and management fees.

             OWNERSHIP AND OPERATION OF GOLF COURSES.

             The Company's business plan is to expand, by acquisition and development, its portfolio of golf courses primarily by capitalizing on the present and projected need for quality golf courses in markets where management believes (i) demand exceeds supply and (ii) buying power, integrated operating systems and national account management can generate significant economies of scale. The Company, through its subsidiaries, currently holds ownership interests in four operating golf courses which are located in North Carolina, South Carolina and Virginia (see Item 1.c. "The Company's Golf Courses"). Courses which are owned by others but managed by the Company are located in Alabama, Arkansas, Colorado, Florida, New York, North Carolina, Ohio, South Carolina, Tennessee and Virginia. All of the courses in which the Company has an ownership interest in are open to the general public for daily-fee play at normal greens fees ranging from $15.00 to $60.00 per round (including cart fees) depending upon the time of year, location of the course and competitive conditions. For a more complete description of the Company's current facilities, see Item 1.c. "Business -- The Company's Golf Courses".

             Sale of Resident Memberships. As more fully described below, by agreement with the developer of the residential development contiguous to the St. James golf course, initial membership fees are paid to the Company, on behalf of the purchasing resident, by the developer upon the closing of each lot sale. These "resident" members are entitled to preferential tee times generally unavailable to the daily-fee player from other facilities. The bylaws of the residential development at St. James limit the number of "resident" memberships (and certain "resident" privileges) that may be sold to and/or activated by lot owners. See Item 1.c.1. "Business -- The Company's Golf Courses -- The Gauntlet at St. James" for a further discussion on the limitation of the sale of such "resident" memberships.

             Competitive Advantage. To distinguish itself from competing daily-fee golf courses, the Company's management seeks to provide high quality golf play, superior pro shop equipment and clothing lines and friendly service. Quality golf play is achieved by striving for the highest standards of course maintenance while utilizing golf course designs by P.B. Dye (son of golf course architect Pete Dye) and Hale Irwin, both accomplished golf course designers. Hale Irwin currently has an employment agreement with the Company which expires on May 16, 1997. See Item 12. "Certain Relationships and Related Transactions".

             Acquisition and Expansion Strategy. The tourist trade and local residents in the southern United States form the principal market for the Company's daily-fee golf courses. Subject to the Company's ability to secure financing, the Company intends to direct its expansion primarily in the southern United States. The Company believes that expansion in specified regions has numerous benefits, including economies of scale in management and course operations, regional advertising and the ability to relocate personnel expeditiously. The Company believes that the southern United States provides other benefits as well, including a temperate climate, extended playing season, extended construction season, advantageous market demographics and continuing development of planned residential communities.

             Subject to securing acquisition financing, the Company intends to continue to seek to purchase favorably priced existing courses from owners, including financial institutions, that desire to sell the courses to financially qualified buyers with access to capital and skilled course management. Additionally, the Company seeks to capitalize on a trend in public golf course development whereby residential golf course community developers, often unable to obtain senior debt financing for the golf course component of their development, provide significant incentives to a limited group of golf course developers with credible financial strength and access to "designer label" architects. Generally, the residential developers seek the premium pricing and accelerated rate of sales which often inure to developments associated with an efficiently-run, high-quality community golf course. For example, as occurred with the Company's Gauntlet at St. James golf course, in exchange for the Company's commitment to design and construct a golf course, the underlying land was sold to the Company for nominal consideration and the Company was provided with significant additional cash incentives (i.e., an agreement to automatically fund memberships) based upon residential lot sales. While the Company does not anticipate a shortage of development sites in the near future, there can be no assurance that similarly suitable sites will continue to be made available to the Company. Further, a failure of a residential community project or poor lot sales at a development associated with a golf course owned by the Company could negatively effect the financial performance of the Company's course at such location.

             In connection with its due diligence and market evaluation activities for prospective acquisition and development opportunities, the Company typically performs a market analysis of both the location and the resident and tourist population, an examination of all existing facilities, equipment and inventory, a review of an up-to-date property survey and Phase I Environmental Audit, an examination of permits, variances and required approvals for the development and/or operation of the golf course, an investigation of the seller's or developer's financial history, an inspection of infrastructure and improvements, which includes roads, utility services, sewer, water and easements and an analysis of administrative changes and/or capital improvements required to bring the facility in line with the Company's level of service and operational quality.

             The Company estimates that in connection with due diligence, market evaluation and deposit expenditures, it has incurred expenses of approximately $281,000 and $200,000 for the years ended December 31, 1996 and 1995, respectively. The Company aggressively pursued opportunities to acquire and/or develop courses during both years.

             Competition with the Company's Golf Course Development Efforts and Course Operations. The Company faces significant competition with respect to golf course development and acquisitions. There are a number of regional and national golf course developers which also offer "designer label" architectural services. Competitors also include sophisticated real estate investment groups, multi-course owners and strategic industry investors (often foreign), many with greater capital resources than the Company.

             The Company's courses also face substantial competition for the business of the local and tourist golfer. Competitors for daily-fee play include other public and private golf courses within each course's region. For each of the Company's courses, there are numerous competitive alternative courses within close proximity. For example, the Myrtle Beach area (which includes two of the courses in which the Company has an ownership interest) has approximately ninety 18-hole courses within a ninety-minute drive.

             Courses competitive with those of the Company generally have on-site pro shops. Such shops, together with sporting goods stores and clothing stores within each course's market vicinity, are the Company's principal competitors with respect to product sales.

             Seasonality. In operating its courses, the Company's revenues are directly affected by the seasonal tourist trade, the weather, and the effects of the local economy. For example, play often increases during the autumn and spring months at its courses located in North and South Carolina, may cease during the winter months at its course located in Virginia, and decreases at all courses during unseasonably hot weather.

             Trademarks. The Company believes that its current use of the name "Gauntlet" and associated "glove and rose" logo does not infringe upon other currently registered uses of the word or logo.

             Under the terms of the Agreement and Plan of Reorganization between the Company and the former shareholders of Hale Irwin Golf Services, Inc., the Company was granted the exclusive right to use the following trade names: "Hale Irwin Golf Services," "Hale Irwin Golf Management" and "Hale Irwin Golf Design" through May 16, 1997. See Item 1.b. "Business General -- Golf Course Design Services and Golf Course Management Services" for a discussion of the limitations relating to the Company's use of these names. Thereafter, the Company will no longer use Mr. Irwin's name in connection with its business.

             Government Regulation Relating to the Environment. Three of the four golf courses in which the Company has an ownership interest were developed by the Company. During the construction of golf courses the Company must be concerned with protecting land designated as "wetlands" and other development and land use restrictions. Because Phase I environmental audits and permits for the development sites have been procured in the past by the developers, the Company has not been required to expend substantial funds on an annual basis in complying with federal, state and local provisions relating to the environment. There can be no assurance, however, that future compliance expenditures incurred by the Company will not be substantial, or that necessary permits and/or licenses will be granted. Accordingly, the Company might experience development delays pending resolution of environmental concerns arising prior to or during future construction.

             Additionally, operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Various federal, state and local laws, ordinances and regulations control the storage, use and discharge of such materials. The Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its storage and use of such materials and does not currently incur substantial sums relating to compliance. However, property owners and users are generally responsible for all environmental conditions present on such property and for any discharge of any hazardous substances thereon, regardless of knowledge or responsibility therefor. Consequently, there can be no assurance that the Company will not in the future incur substantial sums in connection with any such condition or future discharge.

             GOLF COURSE DESIGN SERVICES.

             The Company has derived revenue from the design of golf courses for others through its wholly-owned golf course design division, Hale Irwin Golf Services, Inc. ("HIGSI"). Hale Irwin has served as president of the Company's Design Division and has been primarily responsible for the golf course design projects undertaken by the Company.

             On May 16, 1997, Mr. Irwin's three-year employment agreement with the Company will expire. Such employment agreement governs Mr. Irwin's employment as president of HIGSI, which was purchased by the Company on May 16, 1994. Mr. Irwin has informed the Company that he does not intend to renew the employment agreement upon its expiration in order to pursue golf course design independently. In addition, the Company and Mr. Irwin have reached an agreement whereby the Company will sell HIGSI to Mr. Irwin for a combination of Brassie stock currently held by Mr. Irwin and a portion of the earnings to be received on design contracts that are currently in negotiation with clients as well as a percentage of revenues on future design contracts procured by the Company. As HIGSI has been less profitable than anticipated since its acquisition by the Company in May 1994, the Company believes this agreement will improve the financial results of the Company compared to previous years.

             Operations. The Design Division was formed to market world-class golf course design services to private and public developers of golf facilities in the United States and internationally. Since its formation in March of 1987, the Design Division has designed and provided construction observation for the following courses: Quail Creek Golf Club (opened during 1987 in St. Louis, Missouri), New England Country Club (opened during 1989 in Bellingham, Massachusetts), Southern Woods Country Club (opened during 1992 in Homosassa Springs, Florida), Panther Creek Country Club (opened during 1992 in Springfield, Illinois), Indian Peaks Golf Course (opened during 1993 in Lafayette, Colorado), the Club at Cordillera (opened during July 1994 in Edwards, Colorado), Meadowlands (opened during the fall of 1995 in Greensboro, North Carolina), The Members Club (opened during 1996 in Southport, North Carolina), The Valley Club (opened during 1996 in Sun Valley, Idaho), and Cape Girardeau Country Club (completed in 1996 in Cape Girardeau, Missouri). Currently, the Design Division has two courses under development, in Tunica, Mississippi and Rock Hill, South Carolina, and a design consultation project in Las Vegas, Nevada. (See Item 12. "Certain Relationships and Related Transactions" for a description of the Company's relationships with entities owned by Mr. Irwin and his associate, Richard Stahlhuth).

             Design services include course planning, schematic design, construction documentation and construction supervision. The Design Division offers two levels of design: the "Hale Irwin Design Course" and the "Hale Irwin Signature Course." Depending on a variety of factors, including the type of course, competition and the level of promotional participation by Mr. Irwin, fees for these 18-hole designs range from $150,000 to $450,000 (for a "Hale Irwin Signature" course). Clients are primarily local, regional and national real estate developers.

             Competition with the Design Division. The Company estimates that there are more than 200 golf course architects providing architecture and design services in North America. In addition, many local land planners and engineers provide golf course design services in the early stages of site development. In this competitive environment, the Design Division solicits new business primarily by attendance at national industry seminars, trade shows and conferences; networking with industry professionals including contractors, engineers, accountants, attorneys, equipment and supply companies and others; and direct mail campaigns. Following the initial introductions, qualified prospects are invited to visit, at the Company's cost, sites of previously completed or in-process design projects.

             The Design Division's primary competitive advantages result from its association with Hale Irwin as a golf course designer, the expertise of the Company's in-house management team, and its affiliations with other designers and architects that allow it to provide a broad range of services to meet the needs of the market. The primary competitive disadvantage faced by the Design Division is its relatively limited (ten years) operating history and the limited number of existing projects available for inspection by prospective clients.

             Other Business Considerations. The business of the Design Division is not seasonal and the Design Division generally has a backlog of three to six design projects under bid and/or negotiation at any given time. As a provider of design services, the Design Division does not bear direct financial responsibility for compliance with federal or state environmental regulations as these matters are and remain the contractual responsibility of, and are funded by, the individual golf course owner/developer.

             GOLF COURSE MANAGEMENT SERVICES.

             The Company also derives revenue through Brassie Golf Management Services, Inc. ("BGMS") and Club Operations and Property Management, Inc. ("COPM") (subsidiaries of the Company and collectively referred to as the "Management Division") from operations relating to the day-to-day management of golf courses for others. As of December 31, 1996, the Management Division managed 30 facilities, including four golf courses in which the Company has ownership interests, under Management and/or Financial and Accounting contracts.

             Operations. The Management Division has developed a proprietary computer system for cash and inventory control, time management and course reporting. The system allows the Management Division to monitor golf course operations on a daily basis, providing clients (i.e., course owners) with comprehensive "real-time" information necessary for efficient operations. Golf courses are managed by the Management Division pursuant to Management and/or Financial and Accounting agreements depending upon the degree of management services requested by the client.

             The Management Division benefits the Company not only through the revenue that is derived from its activities, but also through the expertise it brings to the management of the Company-owned and operated courses.

             Competition with the Management Division. The Company estimates that there are approximately 40 golf course management companies nationwide. The Management Division also derives business from the Design Division, which offers post-construction management services in conjunction with its design services. The Company's competitive advantage lies in its experienced management team and competitive pricing. The Company's competitive disadvantage is the fact that economies of scale have not yet been achieved, notwithstanding the number of courses under management.

             Other Business Considerations. The business of the Management Division is not seasonal and there is no backlog of clients. As a provider of management services, the Management Division does not bear direct financial responsibility for compliance with federal or state environmental regulations as these matters are and remain the contractual responsibility of, and are funded by, the individual golf course owner/developer.

             GOLF COURSE CONSTRUCTION MANAGEMENT SERVICES.

             The Company also derives revenue through Brassie Construction Management Services, Inc. ("BCMS"), a subsidiary of the Company, from the supervision of unrelated parties' golf course construction projects. The Company's management has had considerable exposure to all forms of land development (See Item 9. "Directors and Executive Officers of the Registrant"). Experience gleaned from the construction of three of the courses in which the Company has ownership interest and one of its managed courses located in Southport, North Carolina that is currently under a management agreement, its relationships with financing institutions, designers, engineers, contractors and sub-trades enables the Company to offer this supervisory service.

             Operations. The Construction Management Division's services offered include managing the pre-bid and post-bid process, advising on the letting of contracts, assisting with contract administration, participating in the scheduling and budgeting processes, assisting and coordinating in permitting all aspects of the job, assisting in construction draw administration (including the preparation of AIA documents, lien waivers, inspections, and monthly site reports), providing agronomy services throughout the project including such turf and landscaping advice as necessary to provide an appropriate "grow in" plan ensuring a smooth transition from the construction phase to the opening of the course. This division currently has no projects in progress at this time.

             The Construction Management Division benefits the Company not only through the revenue that is derived from its activities but also as a follow-through feature of the Company's Design Division Services and as a means to introduce the Company's Management Division to the owner/client.

             Competition with the Construction Management Division. The Company provides a service which can also be performed by architects, engineers, contractors and the owners themselves except to the extent of the Division's unique experience in land development related to golf course construction. The Company solicits new business from its design project prospects, during attendances at golf trade shows and by networking to build on its construction project achievements to date. Trade journals and advertisements also provide leads. Requests for Proposals (RFP's) from governmental agencies provide another bidding opportunity. The Construction Management Division's competitive advantages result from the relationship skills and reputation of its principals and the Company's familiarity with golf course construction in the Southern United States. Also, the ability to point to the Company's Management Division can provide attractive incentives for clients to engage BCMS for a seamless "turnkey" project. The primary disadvantages faced by the Construction Management Division are its limited number of completed projects available for inspection by prospective clients and the multitude of alternate supervisors available to the owner/developer, including other project managers, many of whom have vastly more resources, reputation and achievements than the Company.

             Other Business Considerations. The business of the Construction Management Division is seasonal to the extent that the time frame for "grow in" is limited and project start-up times are therefore predetermined. Also, permitting is frequently a lengthy process and often delayed. The Company has not developed a backlog of clients. As a provider of services, the Company has no direct responsibility for federal or state environmental regulations as these matters are and remain the contractual responsibility of, and are funded by the individual golf course owner/developer.

             EMPLOYEES.

             As of February 28, 1997, the Company and its subsidiaries had 120 employees and consultants.

C.  THE COMPANY'S GOLF COURSES.

             The Company has ownership interests in four golf courses. Two of the courses, the Gauntlet at St. James and the Gauntlet at Curtis Park, are each owned through an individual subsidiary in which the Company presently owns 80% and 100% of the outstanding equity respectively. The other two golf courses, the Gauntlet at Laurel Valley and the Gauntlet at Myrtle West are owned through two similar subsidiaries ("the GLV and GMW Subsidiaries"). The GLV and GMW Subsidiaries are parties to and the subject of pending litigation between the Company and the Edmonton Pipe Industry Pension Trust Fund ("the EPI
Pension Fund").   As a result of a preliminary injunction granted by the
Circuit Court in and for Hillsborough County, Florida on July 12, 1996, the Company transferred 45% of the outstanding equity in both of the GLV and GMW Subsidiaries to the EPI Pension Fund. The Company currently holds 30% of the outstanding equity in each of these two subsidiaries. For further discussion of the Company's pending litigation with the EPI Pension Fund see Item 3. "Legal Proceedings". See also Notes 1 and 10 to Consolidated Financial Statements. Through this reorganization, the EPI Pension Fund has increased its ownership interest in and financial commitment to these two golf courses and, as a result, the Company significantly reduced all short and long term obligations associated with the ownership of these two golf courses. Furthermore, the Company continues to manage The Gauntlet Courses on a fee basis.

             In the late fall of 1995, the Company engaged in discussions with its three pension fund partners (the "Pension Funds") in the four courses in which the Company has ownership interests ("The Gauntlet Courses") with a view to modeling a future joint venture and reorganizing existing relationships to enhance the Company's cash flows and profitability. During February 1996, the parties established their mutual intentions and on February 21, 1996, the parties memorialized their intentions in a document captioned an "agreement in principle" (the "AIP"). In the second quarter of 1996, the Company reached an agreement with two of its pension fund partners relating to two of the golf courses. However, the Company was unable to reach a satisfactory agreement with the EPI Pension Fund with respect to the other two golf courses. Certain provisions of the AIP contemplate alternative ownership scenarios whereby the Pension Funds would assume primary responsibility for The Gauntlet Courses. These alternative ownership scenarios have been implemented for the Gauntlet at Laurel Valley and the Gauntlet at Myrtle West (see Item 3. "Legal Proceedings").

    1.       THE GAUNTLET AT ST. JAMES,
             BRUNSWICK COUNTY, SOUTHPORT, NORTH CAROLINA

             The Gauntlet at St. James (formerly known as Longview Country
Club) is a 200 acre, 18-hole, daily-fee golf course located in the St. James Plantation real estate development in Southport, North Carolina, which is 30 miles south of Wilmington, North Carolina and 35 miles north of Myrtle Beach, South Carolina. The golf course was designed by P.B. Dye. Amenities include a 16,000 square foot clubhouse (including the golf pro shop, restaurant, bar, snack bar and cart storage), a swimming pool and two tennis courts with a separate tennis pro shop. The Gauntlet at St. James is owned by a subsidiary of the Company, The Gauntlet at St. James, Inc. ("GSJ"), a North Carolina corporation. The Company owns 80%, and PT Partnership owns 20%, of the outstanding equity shares of GSJ as follows:

                                Voting                  Non-Voting             Percent of
                            Common Stock               Common Stock            Outstanding
                            ------------               ------------            -----------

PT Partnership                   7,200                   12,800                    20%
The Company                     28,800                   51,200                    80%
                                ------                   ------                   ----
                                36,000                   64,000                   100%

             The GSJ Shareholders' Agreement provides PT Partnership with certain powers and safeguards with respect to GSJ, including, without limitation, control over certain expenditures (checks over $5,000 must be co-signed by a representative of PT Partnership who acts as Secretary of GSJ), the ability to appoint a majority of directors to the Board of Directors of GSJ upon written notice to the Company, the ability to purchase the Company's GSJ shares for fair market value in the event that PT Partnership determines its investment to be "at risk" (after giving the Company notice of the condition causing PT Partnership to believe the project is at risk and the Company's failure to cure the default cited in the notice), a right of first refusal on all sales of GSJ shares by the Company, certain buy-out provisions in the event either shareholder receives a third-party offer to purchase its holdings, and upon exercising its right to appoint a majority of the Board of Directors, the requirement that at least two directors nominated by PT Partnership must vote in favor of any resolution passed by the Board of Directors. Reference is made to the GSJ Shareholders Agreement and Amendments where such provisions are set forth in full.

             Full service play at The Gauntlet at St. James began in October 1991. The residential community, which is adjacent to the golf course, is owned and being developed by Homer E. Wright, Jr., Inc. ("Wright"), an unaffiliated entity. For each residential lot or multi-family dwelling unit sold, up to a maximum of 900, GSJ receives a $5,000 mandatory resident membership fee from the developer. This membership fee entitles such buyer to membership at The Gauntlet at St. James, the association in which residents are granted memberships. For the years ended December 31, 1996 and 1995, there were 96 and 138 lots or units sold, respectively, in connection with which the Company received a resident membership fee. The number of buyers entitled to activate their memberships at The Gauntlet at St. James is at any given time limited to 485.

             At such time as the Gauntlet at St. James has at least 485 active resident members, its Bylaws provide that its membership may have an option to purchase the golf course and certain related facilities at the then fair market value. In addition, Wright, the developer, holds a twenty-five year right of first refusal to purchase the golf course and certain related facilities on the same terms as a third-party offeror. In addition, Wright is entitled to a commission of 5% in the event the golf course is sold (within twenty-five years from opening). For more information with respect to such provisions, see the Bylaws of The Gauntlet at St. James and the Purchase Agreement between Wright and GSJ, dated as of September 8, 1990.

             The Gauntlet at St. James serves two client bases: (a) golf vacationers primarily during the months of September through December and February through May; and (b) local players throughout the year. The Company estimates that it receives approximately 60% of its annual revenues at this golf course from the Myrtle Beach tourist trade with the balance of revenues from the local resident population. During the year ended December 31, 1996, 37,387 rounds were played compared to 39,842 rounds played in 1995. Rounds played, which affect golf, food and beverage and pro shop revenues, were negatively impacted in the fourth quarter of 1996 due to the second 18-hole golf course owned by Wright which is located on St. James Plantation adjacent to The GSJ golf course.

             See Item 1.c.3. for a discussion of the Company's pledge of its GSJ shares to NationsBank in connection with the financing of The Gauntlet at Curtis Park. Such pledge was consented to by PT Partnership pursuant to an amendment to the GSJ Shareholders' Agreement.

             2.      THE GAUNTLET AT LAUREL VALLEY,
                     GREENVILLE COUNTY, TIGERVILLE, SOUTH CAROLINA

             The Gauntlet at Laurel Valley is a 165 acre, 18-hole, daily-fee golf course located near Greenville, South Carolina and 22 miles from Spartanburg, South Carolina. The course was designed by P.B. Dye. The Gauntlet at Laurel Valley includes a 4,500 square foot clubhouse with restaurant, pro shop, members' lounge and underground cart storage facility. The course was built in conjunction with a planned residential real estate development. The Company has a 30% ownership interest in The Gauntlet at Laurel Valley, Inc. ("GLV"), a South Carolina corporation. Edmonton Pipe Industry Pension Trust Fund (the "EPI Pension Fund") owns the remaining 70% of the outstanding equity shares of GLV as follows:

                                   Voting                  Non-Voting         Percent of
                                Common Stock             Common Stock         Outstanding
                                ------------             ------------         -----------

EPI Pension Fund                     7,000                   6,720                70%
The Company                          3,000                   2,880                30%
                                   -------                   -----               ----
                                    10,000                   9,600               100%


             The Shareholders' Agreement between the Company and the EPI Pension Fund, dated as of October 30, 1991, (the "GLV Shareholders' Agreement"), provides the EPI Pension Fund with certain rights with respect to GLV, including, without limitation, control over all expenditures over $5,000 (checks over such amounts must be co-signed by a representative of EPI Pension Fund who acts as Secretary of GLV), equal representation on the Board of Directors of GLV (with a director selected jointly by the Company and the EPI Pension Fund to break any ties), the ability to purchase the Company's shares in GLV for fair market value in the event that the EPI Pension Fund determines its investment to be "at risk" and the Company fails to cure the default cited in the notice, and certain forced buy-out provisions in the event either shareholder receives a third-party offer to purchase its holdings. Reference is made to the GLV Shareholders' Agreement where such provisions are set forth in full.

             Full service play commenced in April 1993. There are approximately 425 residential lots adjacent to this facility to be developed by the residential developer. The current developer of such community, Laurel Development Corporation ("LDC"), succeeded to its interest in May 1993. In keeping with the present development plans and negotiations, GLV will receive a mandatory membership fee from the developer of approximately $3,000 for each of the lots sold, which entitles each lot owner to receive a golf membership. Lot owners at Laurel Valley can activate their memberships by paying their annual dues. As of December 31, 1996, the subdivision lots have not yet been marketed or sold. Although the residential developer plans to market its lots during 1997, there can be no assurance that the development will be successful.

             The Gauntlet at Laurel Valley draws its golfing clientele primarily from the Greenville/Spartanburg metropolitan area. During the year ended December 31, 1996, 25,439 rounds were played compared to 28,095 rounds played during the year ended December 31, 1995.

             3.      THE GAUNTLET AT CURTIS PARK,
                     STAFFORD COUNTY, VIRGINIA

             The Gauntlet at Curtis Park, Inc. ("GCP") has a lease agreement with the Board of Supervisors of Stafford County, Virginia to lease, through the year 2026 (with two renewal options of 6 years each), land for the development, construction and operation of an 18-hole golf course with room and permission to expand to 27 holes (subject to market conditions) within Curtis Memorial Park, Stafford County, Virginia (the "Lease"). The Lease requires the Company to pay rental payments equaling the greater of $25,000 or 5% of net revenues (excluding revenues from certain membership sales) for each of the years remaining in the initial 33-year lease term. Rental payments are not to exceed 7 1/2% and 11% of net revenues, respectively, for each year of the two renewal terms. Amenities include a 6,000 square foot clubhouse which includes a golf teaching center, driving range, practice putting green and parking facilities. The golf course was designed by P.B. Dye and opened for public play in June 1995.

             In 1994, the Company entered into a Shareholders' Agreement concerning GCP with UA Canadian Pipeline Industry National Pension Plan ("UA Pension Fund") of which the Company owned 80% and the UA Pension Fund owned 20% of the outstanding equity shares of GCP. On September 13, 1996 the Company purchased the remaining 20% of GCP from the UA Pension Fund for $50,000. At the same time, the Company paid down the $1,600,000 second mortgage loan held by the UA Pension Fund. The remaining loan balance was purchased by, and assigned to, A & E Capital Funding, Inc. (see Item 12. "Certain Relationships and Related Transactions") thereby completely terminating the UA Pension Fund's interest in GCP.

             The Company has guaranteed GCP's first mortgage obligation and pledged, pursuant to a Stock Pledge Agreement (the "Pledge Agreement"), its shares in GSJ, GLV and GCP to NationsBank as security for such guarantee (the 'Guarantee"). The Company is to be released from the Guaranty and the Pledge Agreement upon the attainment by GCP of two consecutive years of specified levels of performance.

             Pursuant to a Subscription Agreement between UA Pension Fund and the Company, on April 19, 1994, UA Pension Fund was issued 79,010 shares of the Company's Common Stock for an aggregate price of $400,000 (Canadian) or $5.06 (Canadian) per share. The shares of the Company's Common Stock issued to UA Pension Fund were guaranteed by the Company to have a value in the event of a public sale of $400,000 (Canadian) for a period of six months following the expiration of the one-year hold period under the Securities Act (Ontario) and the regulations of The Toronto Stock Exchange. For a period of two years thereafter (ending October 19, 1997) the Company had guaranteed that one-half of the issued shares shall maintain their issue price. The terms of the guaranty appear in the GCP Shareholders' Agreement discussed above. The Company was to be released from these guaranty provisions upon the public price of the Company's Common Stock exceeding the issue price by 40% for a period of 30 consecutive calendar days. During the fall of 1995 and at the end of the price guarantee period for one half (39,505) of the shares issued to UA Pension Fund, negotiations commenced in respect of a lock-up period for the balance of the shares. Negotiations were not successful and on October 18, 1995, a related party collateralized the UA Pension Fund against a $200,000 (Canadian) shortfall anticipated to result from the UA Pension Funds' disposition of all 79,010 of the shares. During 1996, the Company reimbursed the related party for $200,000 (Canadian) and contributed an additional $8,000 USD to close the transaction and be released from the guaranty. See Item 12. "Certain Relationships and Related Transactions".

             GCP seeks to draw golfing clientele from, and sell memberships to, the residents of the surrounding areas, which include the Washington, D.C. metropolitan area and the suburbs of Richmond, Virginia. The Curtis Park golf course has no contiguous or adjacent residential community and therefore there is no developer with whom GCP has an agreement regarding imposition of mandatory residential membership fees as a condition of its sale of lots. The golf course opened for public play on June 1, 1995 and from such opening through December 31, 1995, 24,654 rounds of golf were played. During the year ended December 31, 1996, 31,167 rounds were played.

    4.       THE GAUNTLET AT MYRTLE WEST,
             HORRY COUNTY, NORTH MYRTLE BEACH, SOUTH CAROLINA

             The Gauntlet at Myrtle West is a 196 acre, 18-hole, daily-fee golf course located in North Myrtle Beach, South Carolina. The course was designed by Tom Jackson. The Gauntlet at Myrtle West includes an 8,000 square foot clubhouse with restaurant, pro shop, member's lounge and a 6,600 square foot underground cart storage facility. The course, which was previously known as The Myrtle West Golf and Country Club, was purchased by The Gauntlet at Myrtle West, Inc. ("GMW"), a South Carolina corporation, on December 30, 1993. The Company owns 30%, and the EPI Pension Fund owns 70%, of the outstanding equity shares of GMW as follows:

                                       Voting                    Non-Voting            Percent of
                                    Common Stock                Common Stock           Outstanding
                                    ------------                ------------           -----------
EPI Pension Fund                       7,000                       6,720                  70%
The Company                            3,000                       2,880                  30%
                                      ------                       -----                  ---
                                      10,000                       9,600                 100%

           The Shareholders' Agreement between the Company and the EPI Pension Fund (the "GMW Shareholders' Agreement"), provides the EPI Pension Fund with certain rights with respect to GMW, including, without limitation, approval over expenditures that are in excess of $5,000 or outside the annual budget (which requires the consent of both the President and the Secretary/Treasurer (an EPI Pension Fund representative) of GMW, equal representation on the Board of Directors of GMW (with a director selected jointly by EPI and the Company to break any deadlocks), the ability to purchase the Company's shares in GMW for fair market value in the event EPI determines its investment to be "at risk" and the Company fails to cure the default cited in the notice, and certain forced buy-out provisions in the event either shareholder receives a third-party offer to purchase its holdings. Reference is made to the GMW Shareholders' Agreement where such provisions are set forth in full.

           The shares of the Company's Common Stock issued to the North Myrtle Beach Golf Club, Inc. ("the MW Seller") in connection with the Company's acquisition of GMW from the MW Seller, were under certain circumstances, guaranteed by the Company to have a value in the event of a public sale of $350,000. On December 11, 1995, MW Seller filed a Complaint against GMW and the Company, alleging an inability to sell the Company's common shares. GMW and the Company dispute the claim and, as described in Item 3. "Legal Proceedings", have filed an Answer and will vigorously oppose the action.

           The Company took possession of, and commenced operations at, The Gauntlet at Myrtle West on December 30, 1993. The golf course draws its clientele predominantly from the Myrtle Beach area golf market. This course generated approximately 40,741 and 46,868 rounds of golf during 1996 and 1995, respectively. There is no residential development contiguous to GMW, nor is there a developer from whom the Company will receive automatic membership fees. The rounds of golf were negatively impacted due to extraordinarily inclement weather in 1996.

ITEM 2.    DESCRIPTION OF PROPERTY

           The Company's principal business office is located at: Brassie Golf Corporation, 5806-A Breckenridge Parkway, Tampa, Florida 33610. Effective September 1, 1995 the Company took occupancy of 11,200 square feet of newly leased office space at the above address (the "Premises") after the Company's renovation of the Premises (with $120,000 of tenant improvements funded by the landlord). A 5 1/2 year lease ending January 31, 2001 provides for an initial 6 month rent-free period whereafter, on a monthly basis and for each of the ensuing years of the term, the Company has agreed to pay annual base rents of $92,288, $95,312, $109,536, $123,872 and $127,232 respectively. The landlord's operating expenses for services provided to the Company and other lessees of the business park that accommodates the Premises are estimated, paid monthly as additional rent, adjusted annually and according to the lease, shall not annually exceed $2.35 per rentable square foot for the first two years of the lease. In the event of an overholding of the term, the lease becomes a month to month lease and as a monthly rent therefor, the Company will be charged 150% of the base rent and additional rent. The Company may not sublet the Premises or assign the lease (unless to a qualified and approved affiliate) without the consent of the landlord. The lease contains other such customary provisions including a force majeure clause and indemnities. The Premises include the use of 44 parking spaces and to provide for expansion space should the Company require additional room, the lease grants to the Company a two year option for 1,000 square feet of contiguous space. This option is terminable should the Company fail to exercise the option after the landlord advises that a prospective tenant desires to lease the option space.

           The Company's Hale Irwin Design Division offices are located c/o Hale Irwin Golf Services, Inc., #208-9909 Clayton Road, St. Louis MO 63124. This office space comprises 1,102 square feet was leased by HIGSI for the period commencing August, 1995 to October 31, 1997 simultaneous with the relocation of the Company's corporate offices to Tampa, Florida. HIGSI pays a monthly rent of $1,426 which includes all electricity, lighting, heating, cooling and elevator services. The Company's lease obligations on this property will terminate upon the sale of HIGSI (see
Item 12. " Certain Relationships and Related Transactions).

           The office space occupied by the Company is sufficient for the conduct of the Company's business therein.

           In December 1996 the Company, through a wholly-owned subsidiary, Divot Properties WGV, Inc., purchased for $810,617 approximately 4.25 acres described as Southeast Parcel 2 of the St. Johns Planned Unit Development located in St. Johns County, Florida, as well as certain license rights. The land is located within the World Golf Village development which is currently being developed within the 6,300 acre St. Johns planned community. The World Golf Village resort, located approximately 15 miles south of Jacksonville, Florida, upon completion, will be home to the World Golf Hall of Fame Museum, the World Golf Village Resort Hotel and Conference Center, three 18-hole championship golf courses, PGA Tour Productions, a PGA Tour Golf Academy, and other amenities. The license rights entitle the Company, for a period of twenty-five years, to use the World Golf Village names and logos in connection with the promotion and operation of certain service enterprises, and the marketing of certain consumer products related to the World Golf Village.

           For a complete description of all other properties owned or leased by the Company, see Item 1.c. "Business -- The Company's Golf Courses."

ITEM 3.    LEGAL PROCEEDINGS

           A confidential Settlement Agreement ("Settlement") was reached on May 17, 1995 between the Company and the sellers ("Sellers") of the Wedgefield Country Club in Orlando, Florida, the Palisades Golf and Country Club in Lake County near Orlando, Florida and the Northshore Golf and Country Club near Corpus Christi in San Patricio County, Texas (the "Golf Courses"). A court hearing was conducted on May 3, 1996 to try mutual allegations of a breach of the Settlement. The issues tried related primarily to an accounting for adjustments made at closing and a determination of responsibility for outstanding and long overdue Golf Course payables assumed by the Sellers pursuant to the Settlement. Additionally, the Sellers alleged that the Company, through one of its officers and in breach of the Settlement, made
false and disparaging remarks regarding the Sellers.   On July 5, 1996 the
Company and the Sellers participated in a mediation and entered into a Settlement Agreement resolving the alleged breach of the Settlement.

           On August 28, 1993, the City of Lafayette, Colorado, opened a Hale Irwin Golf Services, Inc. (HIGSI) designed golf course in Colorado surrounded by a residential community simultaneously developed by an unrelated party. In March of 1995, purchasers of a building lot on the 18th fairway sought injunctive relief and damages from the City, the developer, and HIGSI, alleging that the faulty design of the residential community and golf course denigrated the value of the other property on which they had recently built a home which frequently had to accommodate errant golf balls. In July of 1995, the homeowners' request for a temporary restraining order was dismissed based on the Judge's ruling that the course was not negligently designed and that the manner of use by golfers of the 18th fairway did not constitute a dangerous condition. In spite of the adverse ruling, the homeowners commenced an action in District Court, Boulder County, Colorado (Civil Action No.

95CV635) against the developer/owner of the residential community and golf course, the City of Lafayette as the operator of the course, and amongst others, HIGSI. In this action the Plaintiffs seek damages which are claimed to arise from property damage and the threat of bodily injury, resulting from golf balls that have entered onto their property from golfers' drives from the tee of the 18th hole at the Indian Peaks Golf Course. Plaintiffs have asserted twelve claims in their Second Amended Complaint and Request for Injunctive Relief. The claims which pertain to HIGSI include a second claim for relief for fraud (based upon allegations that the course was represented to them as a "world class" golf course designed in accordance with Hale Irwin design standards when it was not so designed), the third claim for negligent misrepresentation (based upon the same allegations), a fourth claim for negligent design, construction, operation and maintenance, a fifth claim for deceptive trade practices under C.R.S. Section 6-1-101, a sixth claim for "civil conspiracy", a seventh claim for trespass, and an eighth claim for nuisance. Almost all defendants are also parties to the above claims as well. HIGSI has answered the previous Complaint denying the allegations and asserting numerous affirmative defenses. Damages sought by the Plaintiffs include monetary damages to be proven at trial, including treble damages, attorney fees, pre- and post-judgment interest, costs and other expenses of litigation, punitive damages, preliminary and permanent injunction enjoining the City of Lafayette, Colorado (co-Defendant) from continuing to operate the 18th hole in a manner that continues to allow golf balls to strike the property and for such other and further relief as the Court deems just and proper. HIGSI has filed an Answer, and is vigorously defending all the allegations, and deems the Complaint without merit. The case is currently set for trial on May 12, 1997.

           On August 10, 1995, the Company and its subsidiary, The Gauntlet at Myrtle West, Inc. ("GMW") received from North Myrtle Beach Golf Club, Inc., ("MW Seller") a "Notice of Default Under Indemnity Agreement and Guaranty" dated December 28, 1993 in connection with MW Seller's alleged inability to realize $350,000 or any proceeds through its attempts at a public sale of its 102,010 shares of the Company's Common Stock. The stock was issued to MW Seller and the Indemnity Agreement and Guaranty (the "Guaranty") was entered into by the Company and GMW as part consideration for the December 28, 1993 sale to GMW of certain of MW Seller's assets, inclusive of certain golf course lands and improvements in Myrtle Beach, S.C. The obligations under the Guaranty are secured by a third mortgage and security agreement over the golf course. The Company has disputed the claim that its shares held by MW Seller have no value and on February 12, 1996 filed an Answer to the December 11, 1995 Complaint and Third Mortgage Foreclosure proceedings filed by MW Seller under Civil Action No. 5-CR26.3462 in The Court of Common Pleas, County of Horry, State of South Carolina. The Company denies liability and states that MW Seller's failure to sell the stock as required by the Guaranty discharges the Company's and GMW's obligations. The Company believes its maximum liability exposure will be the shortfall, if any, from $350,000 and the sale proceeds at the time MW Seller's 102,010 Company shares are sold or should have been sold. The Company has recorded a $150,000 expense in the accompanying Consolidated Financial Statements as a reserve for its estimated maximum liability for this case.

           In connection with the Company's February 21, 1996 Agreement in Principle ("AIP") with its three Pension Fund Partners (see introduction to
Item 1.c. "The Company's Golf Courses" for further discussion of the AIP and see Exhibit 10.47), definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four golf courses. However, the Company's efforts to interpret the AIP and negotiate with the Edmonton Pipe Industry Pension Trust Fund (the

"EPI Pension Fund") regarding the two other courses were unsuccessful. On May 31, 1996, the EPI Pension Fund commenced an action claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, Florida, the court issued a preliminary injunction which required the Company to transfer to the EPI Pension Fund 45% of the outstanding equity in the Company's GLV and GMW subsidiaries whereby the Company now holds 30% of the outstanding equity in each of these two subsidiaries and the EPI Pension Fund holds 70%. The Company filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County, Florida. The District Court denied this appeal on February 11, 1997. The Company continues to negotiate with the EPI Pension Fund regarding the AIP.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              No matters were submitted to a vote of the security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         From August 6, 1993 through July 17, 1996, the Company's Common Stock traded on the Toronto Stock Exchange (the "TSE") under the trading symbol "TEE".

         The following table sets forth the high and low closing prices on the TSE for each quarter from January 1, 1996 through the Company's voluntary request to delist from the TSE on July 17, 1996 (all such prices are in Canadian dollars):

                                                                Closing Prices
                                                                --------------
Period Ended                                                High               Low
------------                                                ----              -----
March 31, 1995                                              $4.69             $2.69
June 30, 1995                                                3.50              2.30
September 30, 1995                                           4.00              2.30
December 31, 1995                                            3.75              1.78
March 30, 1996                                               3.60              2.10
June 30, 1996                                                2.25              1.05
July 17, 1996                                                1.25               .68

           Since November 22, 1994, trading of the Company's Common Stock has been quoted on the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation ("NASDAQ") System (SmallCap). The following table sets forth, for the periods indicated, the quarterly range of the high and low closing prices of the Common Stock as reported by the NASD in the NASDAQ System (all such prices are in U.S. dollars):

                                                                Closing Prices
                                                                --------------
Quarter Ended                                               High               Low
-------------                                               -----             -----
March 31, 1995                                             $3.50              $1.88
June 30, 1995                                               2.63               1.63
September 30, 1995                                          3.00               1.63
December 31, 1995                                           2.88               1.25
March 31, 1996                                              2.69               1.50
June 30, 1996                                               1.69                .88
September 30, 1996                                          1.00                .25
December 31, 1996                                            .50                .25

           On April 11, 1997 the closing price was $0.31 on the Nasdaq (U.S.).

           As of April 11, 1997, there were approximately 307 holders of record of the Company's Common Stock and two holders of the Company's Preferred Stock.

           The Company has not paid dividends on its Common Stock or Preferred Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included herein for the years ended December 31, 1996 and 1995.

           Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has been engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio currently consists of 30 owned, leased or managed golf courses including ownership interests in three golf courses in the states of North Carolina (1) and South Carolina (2) and one leased golf course in Virginia which opened for public play in June 1995; Hale Irwin Golf Services, Inc., an international golf course design and management company based in St. Louis, Missouri; and, as a result of the June 30, 1995 acquisition of Summit Golf Corporation further described in Note 8 to the accompanying Consolidated Financial Statements, a portfolio of 26 facilities under management contracts at December 31, 1996, including private, semi-private and daily-fee golf courses in 10 states throughout the U.S. For purposes of this discussion and analysis, the Gauntlet at St. James and the Gauntlet at Curtis Park are referred to hereafter as "Owned courses."

           The Company's consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The following table indicates the number of full months each Owned course was operating during the respective periods:

                                                                Year Ended                Year Ended
                                                                December 31               December 31
                                                                   1996                       1995
                                                                   ----                       ----
St. James            (opened for play October 1991)                 12                         12
Curtis Park          (opened for play June 1995)                    12                          7

             As of December 31, 1996, the Company's total assets were approximately $14,099,000 and the Company's total debt, including capitalized leases, was approximately $10,073,000.

             The following three golf courses, which were acquired by the Company in a single transaction during April 1994 were transferred back to the previous owners during May 1995:

             Palisades (Orlando, FL)
             Wedgefield (Orlando, FL)
             Northshore (Corpus Cristi, TX)

The operating results of these three facilities are included from the date of acquisition through the date of disposition. The Company incurred a loss of $4,130,000 on the disposition of these courses, which item is included in the Consolidated Statement of Operations for the year ended December 31, 1995, as an extraordinary item.

See Item 3. "Legal Proceedings" and Note 9 to Consolidated Financial Statements for further details on the disposition of the previously owned courses.


                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

             (A)     REVENUES

             The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

The period-to-period change in each of the revenues categories is as follows:

                                                               Year Ended      Year Ended
                                                              December 31,    December 31,    Increase
                                                                  1996           1995        (Decrease)
                                                              ------------    ------------   ----------

                   Golf Fees                                   $1,878,273      $2,555,799    (677,526)

                   Design and Management Fees                   1,785,818       1,211,240     574,578

                   Membership Fees and Annual Dues                774,594       1,223,464    (448,870)

                   Food & Beverage                                508,911         743,835    (234,924)

                   Pro Shop Sales                                 277,188         356,016     (78,828)

                   Other Income                                     7,118          15,484      (8,366)
                                                               ----------      ----------    --------
                                                               $5,231,902       6,105,838    (873,936)



In the aggregate, the Company generated $5,231,902 in revenues during the year ended December 31, 1996 compared to $6,105,838 in the year ended December 31, 1995, a decrease of $873,936. The decrease primarily consists of $1,698,196 related to the operations of previously owned courses that were disposed of in May 1995, $210,000 in lot release fees at the Gauntlet at St. James and $101,878 in design fees offset by $676,456 attributable to the golf course management division and $438,944 attributable to the Gauntlet at Curtis Park being open for the entire year.

             (B)     COSTS AND EXPENSES

             The Company's total operating expenses increased from $10,935,785 during the year ended December 31, 1995 to $11,056,005 during the year ended December 31, 1996, an increase of $120,220. This increase is largely attributable to additional costs of $457,740 associated with a full year of operations for the golf course at Curtis Park, a $427,093 increase in costs related to the golf course management division, $372,198 in increased costs for the golf course design division, a $250,000 reserve for potential uncollectible receivables, a $50,000 increase in the writedown to goodwill, and a $150,442 increase in other general and administrative costs, offset by a reduction of $1,587,253 of costs were attributable to the previously owned courses which costs were included only through the date of disposition in May 1995.

             The Company incurred write downs of goodwill of $4,050,000 and $4,000,000 related to the Summit merger at December 31, 1996 and 1995. These write downs were a result of management's evaluation of the future value of goodwill on the Company's financial statements at year end. See Note 1 on "Goodwill", in the accompanying Consolidated Financial Statements, for additional disclosure of the goodwill write downs.

             Golf course operations include the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs incurred in the operation of a golf course.

             General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, professional fees, including legal and accounting and other consultants, telephone, utilities, insurance, other taxes, allowance for doubtful accounts receivable, fixed asset valuation adjustments, travel, meals and entertainment and office expenses, including rents.

             Interest expense increased from $656,248 during the year ended December 31, 1995 to $2,316,301 during the year ended December 31, 1996. This $1,660,053 increase was primarily due to $1,400,000 of interest expense related to the discount on convertible debentures, $202,845 related to the 6% contractual interest on the debentures, $180,249 related to both a one-time interest adjustment in 1995 and a loan refinancing in 1995 for the St. James property, and $93,857 related to Curtis Park being open for a full year in 1996, offset by $158,155 from the reduction in debt from the disposition of previously owned courses. In addition, the prime rate decreased to 8.25% at December 31, 1996 versus 8.65% at December 31, 1995.

             The loss on equity investment in subsidiaries increased from $637,074 during the year ended December 31, 1995 to $966,579 during the year ended December 31, 1996. This $329,505 increase results primarily from a writedown of the Company's investment in the Gauntlet at Laurel Valley and the Gauntlet at Myrtle West subsidiaries due to a redetermination of the net realizable value of the Company's ownership interests in those properties including a $150,000 reserve affiliated with ongoing litigation regarding the
Gauntlet at Myrtle West stock guarantee.   See Item 1.c. "The Company's Golf
Courses" and Item 3. "Legal Proceedings."

             Interest and other income increased from $3,403 during the year ended December 31, 1995 to $659,266 during the year ended December 31, 1996. This $655,863 increase resulted primarily from a gain of $580,000 in proceeds received from a settlement of claims in connection with a former disposition of securities held by the Company's foreign subsidiary.

             The provision for income taxes of $110,000 is a result of foreign income taxes due as a result of the $580,000 gain from the former disposition of securities mentioned above.

             (C)     EXTRAORDINARY LOSS ITEM

             During the year ended December 31, 1995, the Company incurred an extraordinary loss of $4,130,000 in connection with the disposition of three previously owned golf courses. No extraordinary gains or losses were incurred in 1996.

             (D)     NET LOSS

             For the year ended December 31, 1996, the Company had a net loss of $8,625,732, including the write down of goodwill as detailed above, compared to the net loss of $10,293,535 at December 31, 1995. This $1,667,803 decrease is a result of the items explained above.

             (E)     INFLATION

             Inflation has not had a material effect on the Company's operations during the years ended December 31, 1996 and 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

             Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions and capital improvements, the Company is reliant upon long-term borrowing and equity financing.

Deficiency in Working Capital

             The Company had a deficit in working capital in the amount of $404,785 as of December 31, 1996, compared to a working capital deficit of $725,929 as of December 31, 1995. The improvement in working capital deficiency was primarily attributable to the effects of proceeds from the issuance of common stock in 1996 pursuant to Regulations S resulting in increased cash and lower short-term liabilities offset by a loss from operations, a cash purchase of long-term assets, a paydown of long-term debt, and a reclassification of receivables from short-term at December 31, 1995 to long-term at December 31, 1996. The availability of cash and short-term investments as of December 31, 1996 was $845,991.

             The Company is currently in the process of negotiating a business combination with an entity with sufficient capital to fund the Company's working capital deficiency. If such negotiations are consummated, Management believes that the Company will have access to the capital resources necessary to continue to meet its current debt obligations, fund capital improvements and expand and develop its business. There is no assurance that such business combination will be completed and the inability to complete such merger or obtain other financing would have a material adverse effect on the Company. Since this plan outlined above has not been consummated, the Company's Report of Independent Auditors includes an explanatory paragraph with a going concern uncertainty.

             The Company has taken measures to maintain controls on operating costs in 1997 as part of a continuing effort to become profitable. Management intends to take further steps to improve the Company's liquidity and reduce debt, both short and long term.

             During March 1996, the Company issued $5,500,000 of 6% convertible debentures under an exemption offered by Regulation S of the Securities Act of 1933. These debentures mature on March 1, 1998, unless converted into Common Stock. As of February 28, 1997 there were two debentures outstanding with principal balances of $1,228,602 and $1,269,995. One debenture allows for the Company's Common Stock to be converted at a discount of 15% to its then-market value. The other debenture may be converted at a discount ranging from 25% to 35% depending on the market price of the stock. Some of the terms of the currently outstanding debentures have been amended from the terms of the original debentures issued during March 1996. See Exhibits 10.48, 10.49, 10.54 and 10.55 for the debentures and letter agreements which amended their terms.

             A large portion of the proceeds of the debenture have been used to pay down existing short-term obligations, purchase the remaining outstanding shares in The Gauntlet at Curtis Park, Inc., pay down the second mortgage loan on The Gauntlet at Curtis Park, Inc., purchase land and license rights at the World Golf Village in St. Johns County, Florida, and provide for other working capital needs.

             Total debt increased from $8,781,122 at December 31, 1995 to $10,073,122 at December 31, 1996. Of this $1,292,000 increase, $3,465,738 was attributed to the Regulation S stock issuance offset by $1,555,469 resulting from the paydown of related party debt and $618,269 from the paydown of debt to non-related parties.

             The Company has no formal current commitments for capital expenditures for owned courses currently in operation. Management anticipates, however, that during the next twelve-month period, the Company will expend approximately $50,000 for golf course improvements and maintenance equipment. The Company intends to seek financing for these capital expenditures from outside financing sources, although there is no assurance that such financing will be available or, if available, will be on terms acceptable to the Company.

             During the year ended December 31, 1996, the Company's shareholders' equity decreased from $7,721,670 to $1,843,291. This $5,878,379 decrease was primarily a result of the $8,625,732 net loss offset by $2,496,785 from the issuance of 6,350,564 common shares in connection with the convertible debentures and a $191,617 translation gain on foreign currency during the period.

Proceeds from Developer's Resident Lot Sales

             By agreement with the developer of the residential real estate development contiguous to the Gauntlet at St. James golf course constructed by the Company, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. Through June 19, 1995, GSJ was required by its secured lender to apply all such fees to reduce its bank debt upon each payment thereof. After the June 1995 refinancing of the first mortgage loan, the bank agreed to permit GSJ to retain the resident membership fees rather than apply them against the outstanding loan balance. During the years ended December 31, 1996 and 1995, 96 and 138 lots were sold respectively by the developer at St. James, the proceeds of which increased cash by $480,000 in 1996 and increased cash by $325,000 and reduced the bank debt by $365,000 in 1995. As of February 28, 1997, the Company estimates that there are 180 future residential lots yet to be sold, each of which when sold would generate a $5,000 resident membership fee under the agreement at St. James. See Item 1.c. "The Company's Golf Courses". Although lot sales have continued to close subsequent to February 28, 1997, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company.

Warrant Exercises

             As of December 31, 1996, warrants to purchase 2,188,000 shares of the Company's Common Stock were outstanding. These warrants have exercise prices ranging from $1.00 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 50,000 warrants expire December 5, 1998; 150,000 warrants expire June 30, 1999; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.

             During 1995, the holders of warrants to purchase 1,082,001 shares of the Common Stock exercised their warrants, for which the Company received proceeds of $1,514,802. No warrants were exercised in 1996.

ITEM 7.      FINANCIAL STATEMENTS

          Index to Financial Statements

                                                                                                                    Page
                                                                                                                 ----------


Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

Consolidated Balance Sheet as of December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Consolidated Statements of Operations for the years ended December 31, 1996 and December 31, 1995 . . . . . . . . .   33

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995  . . . . . . . . . . . . . . .   35


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36



                         Report of Independent Auditors


Board of Directors and Shareholders
Brassie Golf Corporation

We have audited the accompanying consolidated balance sheet of Brassie Golf Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the financial statements, the Company changed its method of accounting for two previously majority-owned subsidiaries.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brassie Golf Corporation and subsidiaries at December 31, 1996 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                 ERNST & YOUNG LLP


Raleigh, North Carolina
March 11, 1997

                            Brassie Golf Corporation

                           Consolidated Balance Sheet

                               December 31, 1996




ASSETS
Current assets:
Cash                                                                 $   806,079
Marketable equity securities                                              39,912
Trade accounts receivable, net of allowance for doubtful accounts
of $437,400 in 1996                                                      488,281
Inventories                                                              133,365
Prepaid expenses and other current assets                                135,114
                                                                     -----------
Total current assets                                                   1,602,751
Property and equipment at cost:
Land and land improvements                                             5,315,154
Depreciable golf course improvements                                   2,283,898
Buildings                                                              3,079,086
Furniture, machinery and equipment                                     1,313,314
                                                                     -----------
                                                                      11,991,452
Less accumulated depreciation and amortization                         1,596,816
                                                                     -----------
                                                                      10,394,636

Equity investment in subsidiaries                                        150,000
Long-term accounts receivable from related party                         456,937

Intangible assets, net of accumulated amortization of $563,200           868,500
Goodwill, net of accumulated amortization of $482,900                    626,245
                                                                     -----------

Total assets                                                         $14,099,069
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                              $    773,798
Accrued interest payable                                                217,274
Income tax payable                                                      197,712
Current portion of long-term debt                                       684,154
Current portion of long-term debt - related parties                     100,000
Current maturities of capital lease obligations                          34,598
                                                                   ------------
Total current liabilities                                             2,007,536

Accrued discount on convertible debentures                              882,188
Long-term debt, less current portion                                  7,984,832
Long-term debt, less current portion - related parties                1,193,895
Long-term capital lease obligations, less current portion                75,643

Minority interest payable                                               111,684
Shareholders' equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized;
375,000 shares issued and outstanding of Junior Convertible
Preferred Stock                                                             375
Common Stock, $.001 par value; 50,000,000 shares authorized;
24,078,630 shares issued and outstanding                                 24,079
Additional paid-in capital                                           24,406,435
Accumulated deficit                                                 (22,519,314)
Unrealized loss on investments                                             (237)
Foreign currency translation adjustment                                 (68,047)
                                                                   ------------
Total shareholders' equity                                            1,843,291

                                                                   ------------
Total liabilities and shareholders' equity                         $ 14,099,069
                                                                   ============

See accompanying notes.

                            Brassie Golf Corporation

                     Consolidated Statements of Operations


                                                         YEAR ENDED DECEMBER 31
                                                           1996          1995
                                                       ------------  ------------
                                                                      (Restated)
Operating revenues:
  Golf revenues                                        $ 1,878,273    $ 2,555,799
  Food and beverage revenues                               508,911        743,835
  Proshop revenues                                         277,188        356,016
  Membership sales and dues                                294,594        533,464
  Resident membership fees                                 480,000        690,000
  Management and design fees                             1,785,818      1,211,240
  Other                                                      7,118         15,484
                                                       -----------   ------------
Total operating revenues                                 5,231,902      6,105,838
Operating expenses:
  Golf course operations                                 1,328,564      2,009,231
  Cost of food and beverage sales                          203,660        299,448
  Cost of proshop sales                                    173,812        214,419
  Marketing expense                                        216,254        210,695
  Management and design expenses                         1,553,821        910,925
  General and administrative expenses                    2,487,003      2,278,493
  Depreciation and amortization expense                  1,042,891      1,012,574
  Write down of goodwill                                 4,050,000      4,000,000
                                                       -----------   ------------
Total operating expenses                                11,056,005     10,935,785
                                                       -----------   ------------
Operating loss                                          (5,824,103)    (4,829,947)
  Other income (expense):
  Interest expense - contractual                          (916,301)      (656,248)
  Interest expense - discount on convertible debentures (1,400,000)             -
  Loss on equity investment in subsidiaries               (966,579)      (637,074)
  Interest and other income                                659,266          3,403
                                                       -----------   ------------
  Loss before minority interest and extraordinary item  (8,447,717)    (6,119,866)
  Minority interest expense                                (68,015)       (43,669)
                                                       -----------   ------------
  Loss before extraordinary item and taxes              (8,515,732)    (6,163,535)
  Extraordinary loss (Note 9)                                    -     (4,130,000)
  Provision for income taxes                              (110,000)             -
                                                       -----------   ------------
Net loss                                               $(8,625,732)  $(10,293,535)
                                                       ===========   ============
Loss per share before extraordinary item and taxes     $      (.43)   $      (.40)
Extraordinary loss per share                                     -           (.26)
                                                       -----------   ------------
Net loss per share                                     $      (.43)   $      (.66)
                                                       ===========   ============
Weighted average number of shares outstanding           20,005,900     15,570,900
                                                       ===========   ============

See accompanying notes.

                            Brassie Golf Corporation

                Consolidated Statements of Shareholders' Equity

                                                                                                                       FOREIGN
                                                                                 ADDITIONAL                            CURRENCY
                                       COMMON STOCK       PREFERRED STOCK         PAID-IN          ACCUMULATED       TRANSLATION
                                     SHARES     AMOUNT    SHARES    AMOUNT        CAPITAL           DEFICIT          ADJUSTMENT
                                   -----------  -------  --------  --------   ------------------  --------------   ----------------
Balance at December 31, 1994 as
  restated                         13,545,065   $13,545         -      $  -          $10,495,162  $ (3,600,047)        $(358,711)
Net loss as restated                        -        -          -         -                   -    (10,293,535)                -
Exercise of Common Stock warrants   1,082,001    1,082          -         -           1,513,720              -                 -
Issuance of stock in connection
with Summit merger:
  Common                            1,875,000    1,875          -         -           3,748,125              -                 -
  Preferred                                 -        -    375,000       375           3,749,625              -                 -
  Issuance of Common Stock in a
    private offering                1,301,000    1,301          -         -           2,600,699              -                 -
Retirement of Common Stock           (125,000)    (125)         -         -            (249,875)             -                 -
Unrealized loss on investments              -        -          -         -                   -              -                 -
Translation of foreign currency
   financial statements                     -        -          -         -                   -              -            99,047
                                   ----------   ------    -------       ---          ----------    -----------         ---------
Balance at December 31, 1995 as
  restated                         17,678,066   17,678    375,000       375          21,857,456    (13,893,582)         (259,664)
Net loss                                    -        -          -         -                   -     (8,625,732)                -
Issuance of Common Stock in
   connection with conversion of
   convertible debenture            6,350,564    6,351          -         -           2,490,434              -                 -
Issuance of Common Stock in lieu
   of compensation                     50,000       50          -         -              58,545              -                 -
Unrealized gain on investments              -        -          -         -                   -              -                 -
Translation of foreign currency
   financial statements                     -        -          -         -                   -              -           191,617
Balance at December 31, 1996       24,078,630   $24,079   375,000      $375          $24,406,435  $(22,519,314)        $ (68,047)
                                   ==========   =======  ========  ========         ============  ============          ========

                                      UNREALIZED
                                    GAIN (LOSS) ON
                                      INVESTMENTS         TOTAL
                                   ------------------  ------------
Balance at December 31, 1994 as
restated                               $ 5,534         $ 6,555,483
Net loss as restated                         -         (10,293,535)
Exercise of Common Stock warrants            -           1,514,802
  Issuance of stock in connection
  with Summit merger:
    Common                                   -           3,750,000
    Preferred                                -           3,750,000
    Issuance of Common Stock in a
      private offering                       -           2,602,000
Retirement of Common Stock                   -            (250,000)
Unrealized loss on investments          (6,127)             (6,127)
Translation of foreign currency
  financial statements                       -              99,047
Balance at December 31, 1995 as
restated                                  (593)          7,721,670
Net loss                                     -          (8,625,732)
Issuance of Common Stock in
  connection with conversion of
convertible debenture                        -           2,496,785
Issuance of Common Stock in lieu
  of compensation                            -              58,595
Unrealized gain on investments             356                 356
Translation of foreign currency
  financial statements                       -             191,617
Balance at December 31, 1996           $  (237)        $ 1,843,291
                                   ===========         ===========

                            Brassie Golf Corporation

                     Consolidated Statements of Cash Flows


                                                            YEAR ENDED DECEMBER 31
                                                              1996          1995
                                                          ------------  -------------
                                                                         (Restated)
OPERATING ACTIVITIES
Net loss                                                  $(8,625,732)  $(10,293,535)
Adjustments to reconcile net loss to net used in
 operating activities:
      Extraordinary loss                                            -      4,130,000
      Loss of minority-owned equity investee                  966,579        637,074
      Depreciation                                            535,293        624,414
      Amortization                                            507,598        388,160
      Writedown of goodwill                                 4,050,000      4,000,000
      Bad debt expense                                         65,000          2,184
      Loss on sale of fixed assets                                  -        (31,966)
      Gain (loss) on sale of investments                          182           (207)
      Trade accounts receivable                                66,826       (213,323)
      Accounts receivable from related parties                107,258       (400,411)
      Inventory and other current assets                      (55,202)       (33,175)
      Accounts payable and accrued expenses                  (368,480)       (97,224)
      Accrued interest payable                              1,024,133         39,049
      Income tax payable                                      197,712              -
                                                          -----------   ------------
Net cash used in operating activities                      (1,528,833)    (1,248,960)
INVESTING ACTIVITIES
Payments for loan and organization costs                     (571,293)      (492,554)
Purchases of property and equipment, net                     (698,630)    (1,365,810)
Acquisitions of businesses, net of cash acquired                    -       (311,793)
Additional investments in subsidiaries                       (486,770)             -
                                                          -----------   ------------
Net cash used in investing activities                      (1,756,693)    (2,170,157)
FINANCING ACTIVITIES
Additions to long-term borrowings                           5,480,388      2,480,173
Payments on long-term borrowings and capital leases        (4,836,509)    (4,177,729)
Issuance of common stock                                    2,555,380      3,866,802
Proceeds on loans from officers and shareholders              648,121        540,000
                                                          -----------   ------------
Net cash provided by financing activities                   3,847,380      2,709,246
Effect of foreign currency exchange rate changes on cash      191,617         99,047
                                                          -----------   ------------
Increase (decrease) in cash                                   753,471       (610,824)
Cash at beginning of year                                      52,608        663,432
                                                          -----------   ------------
Cash at end of year                                        $  806,079    $    52,608
                                                          ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                   $  938,071    $ 1,464,713
                                                          ===========   ============

See accompanying notes.

                           Brassie Golf Corporation

                  Notes to Consolidated Financial Statements

                              December 31, 1996


1. BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Brassie Golf Corporation ("the Company"), together with its predecessors and subsidiaries, has been engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses primarily located in the United States.

As of December 31, 1996, the Company has a net working capital deficiency of $404,785. The Company is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. Such factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiating a business combination with another entity. If such negotiations are consumated, management believes that the Company will have access to the capital resources necessary to continue to meet its current debt obligation, fund capital improvements and expand and develop its business. There is no assurance that such business combination will be completed and the inability to complete such business combination or obtain other financing would have a material adverse effect on the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. The subsidiaries and related percentage of ownership by the Company are as follows:


COMPANY NAME                               ABBREVIATION  OWNERSHIP PERCENTAGE
------------                               ------------  --------------------
The Gauntlet at St. James, Inc.             St. James              80%
The Gauntlet at Curtis Park, Inc.          Curtis Park            100%
Brassie Golf Management Services, Inc.         BGMS               100%
Summit Golf Corporation                       Summit              100%
Hale Irwin Golf Services, Inc.                HIGSI               100%
Brassie Construction Management
Services, Inc.                                 BCMS               100%
Amalgamated Equity Golf (a British
  Columbia Corporation)                    Amalgamated            100%
Divot Properties WGV, Inc.                  Properties            100%

                            Brassie Golf Corporation

1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Minority interest represents the 20% interest in the St. James golf course owned by a related entity.

The Company's 30% investments in The Gauntlet at Laurel Valley, Inc., a golf course located in Greenville, S.C., and The Gauntlet at Myrtle West, Inc., a golf course located in Myrtle Beach, S.C., are accounted for using the equity method. See Note 10 "Change in Reporting Entity".

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Costs relating to the acquisition and development of golf courses, including the cost of real estate, related legal fees, construction costs, interest, and other direct costs associated with the development of the golf courses are capitalized as part of the cost of the course. Depreciable golf course improvements are comprised primarily of irrigation systems, cart paths, bridges, and other land improvements. Depreciation on property and equipment begins when the assets are placed into service and is charged to operations over the estimated useful lives of the assets (5 to 20 years), utilizing the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Construction in progress relates to construction that is underway but not yet complete. All other costs, except for organizational and loan costs, are charged to expense as incurred.

INTANGIBLE ASSETS

Intangible assets consist primarily of organization costs and loan costs.
Costs incurred in organizing the Company are capitalized at cost and amortized using the straight-line method over sixty months. Costs incurred in obtaining long-term debt obligations are capitalized at cost and amortized over the lives of the respective loans. Significant additions to capitalized loan costs during 1996 resulted primarily from costs incurred to obtain financing on more favorable financing terms.

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The Company has classified as goodwill the cost in excess of the fair value of the net assets, including tax attributes of Summit, which was acquired through a purchase transaction (see Note 8, "Acquisitions and Golf Course Developments", for further discussion). Goodwill is being amortized on a straight-line basis over 20 years. Amortization charged to continuing operations amounted to $255,226 and $227,641 in 1996 and 1995, respectively.

The Company initially records goodwill at its cost and amortizes the cost over the estimated useful life of the asset. At the end of each accounting period, the Company reviews the carrying value of the goodwill for possible impairment. The Company's policy for the valuation of goodwill is to calculate the undiscounted projected future cash flows of Summit expected to be generated over the life of the goodwill. This amount is then compared to the carrying value of the goodwill to determine if the asset is impaired. Based on Summit's cash flows and assumptions reflected in internal operating plans and strategies during 1995, it was determined that a goodwill write down of $4,000,000 in 1995 was necessary to properly record goodwill at its net realizable value.

In October 1996, the Company recorded a goodwill writedown of an additional $4,050,000, leaving a remaining balance of $626,245, net of accumulated amortization, at December 31, 1996 which reflects estimated future discounted cash flows. During 1996, goodwill was determined to be impaired because of the current financial condition of the Company which has limited the Company's ability to generate new mangement contracts. Moreover, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

The writedowns of goodwill are included in the accompanying statements of operations for the years ended December 31, 1996 and 1995.

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

The Company's marketable equity securities are classified as available-for-sale and are carried at fair value at December 31, 1996. The ending balance of shareholders' equity has been increased by $356 during 1996 and decreased by $6,127 during 1995 to reflect the net unrealized holding gain or loss on securities classified as available-for-sale. Net realized gain or loss on investments for each period is presented in the consolidated statements of operations.

The Company maintains cash and short-term investments with various financial institutions. These financial institutions are located in different areas of the U.S. and Canada, and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.


                                     GROSS               GROSS                  ESTIMATED
                                  UNREALIZED           UNREALIZED                  FAIR
                       COST         GAINS                LOSSES                    VALUE
                      ------------------------------------------------------------------
December 31, 1996:
Available for sale
securities            $40,149      $       -             $237               $39,912
December 31, 1995:
Available for sale
securities            $40,331      $       -             $593               $39,738

INVENTORIES

Inventories are stated at the lower of cost or market as determined using the specific identification method.

Inventory at December 31, 1996 consists of:


Proshop merchandise          $100,897
Maintenance inventory          14,091
Food and beverage inventory    18,377
                             --------
                             $133,365
                             ========

                            Brassie Golf Corporation

1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES

Revenues of the Company include daily golf fees, proshop merchandise sales and food and beverage sales. Golf fees include revenue generated from green fees, cart fees and range fees. Revenues also include sales of memberships and annual dues charged to members.

Golf fees, proshop merchandise sales and food and beverage sales are recognized when received. Annual membership dues are recognized and earned ratably over a twelve- month period. Membership dues collected in advance are deferred as "unearned income" and recognized over the period of prepayment. Membership fees that are non-refundable are recognized by the Company when received.

As part of an agreement with the developer who is developing the residential lots in the immediate area of the St. James golf course, the developer pays St. James a $5,000 resident membership fee for each of the residential lots sold. At December 31, 1996, 180 lots remain unsold in the St. James development. At such time as St. James has at least 485 active resident members, its by-laws provide that its members have an option to purchase the golf course and certain related facilities at fair market value.

STOCK BASED COMPENSATION

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense is recorded only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (See Note 7).

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Statement of Position 93-7 "Reporting on Advertising Costs" was implemented by the Company during the year ended December 31, 1995. The cost of advertising is expensed as incurred. The Company incurred $216,000 and $211,000 in advertising costs during the years ended December 31, 1996 and 1995, respectively.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company's primary financial instrument subject to potential concentration of credit risk is trade accounts receivable which are unsecured. The Company provides an allowance for doubtful accounts based on its analysis of potentially uncollectible accounts. The Company's trade receivable arise principally from its golf course management operations which are geographically dispersed primarily in the southeastern U.S. As of December 31, 1996, the Company had no significant concentrations of credit risk with any individual customers.

FOREIGN AND DOMESTIC OPERATIONS

Net income from the Company's foreign subsidiary (Amalgamated) was approximately $339,000 and $176,000 for the years ended December 31, 1996 and 1995, respectively. Net loss from domestic operations was approximately $8,965,000 and $10,470,000, respectively, for the same periods.

TRANSLATION OF FOREIGN CURRENCIES

Foreign currency transactions and financial statements of Amalgamated are translated from the local currency, Canadian dollars, into U. S. dollars at the current exchange rates except for revenues, costs and expenses which are translated at average exchange rates. Adjustments resulting from translations of financial statements are reflected as a separate component of shareholders' equity.

                            Brassie Golf Corporation

1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Net loss per share has been computed based on the weighted average number of shares of common stock outstanding during the period presented in accordance with APB No. 15. Stock options, warrants and the six percent convertible debentures are considered anti-dilutive and therefore have not been included in the computation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

2. LONG-TERM DEBT

Long-term debt with financial institutions and other third parties at December 31, 1996 consists of the following:


Golf course development loan to St. James from bank, payable in monthly principal installments of $16,319, plus interest beginning
August 1, 1995, with the remaining principal balance and unpaid interest due July 1, 2002; collateralized by land and land
improvements.  Interest is payable at prime (8.25% at December 31,
1996) plus 1.0%.                                                      $2,090,813
Golf course development loan to Curtis Park from bank, payable in monthly principal payments of $31,875, April through November 1996 through 2000, with remaining principal balance and unpaid interest due on December 31, 2000; collateralized by leasehold interest in land and land improvements.  Interest is payable monthly at prime
(8.25% at December 31, 1996) plus 1.0%.                                2,309,497
Unsecured convertible 6% debentures due March 1, 1998, unless converted into common stock, interest payable quarterly and
incrementally based upon conversions with the balance due, if any,
at maturity.                                                           3,465,738
Unsecured operating term loan from bank, with interest at 10.75%, payable in monthly installments of $16,723, which includes
principal and interest, through January 1999.                            373,378

Other notes payable                                                      429,560
                                                                      ----------
                                                                       8,668,986
Less current portion                                                     684,154
                                                                      ----------
                                                                      $7,984,832
                                                                      ==========

                            Brassie Golf Corporation

2. LONG-TERM DEBT (CONTINUED)

During March 1996, the Company issued $5.5 million in six percent convertible debentures to finance the operations of the Company. During 1996, the holders of the debentures converted $2,034,262 of the debt into 6,350,564 shares which equated to $2,496,785 in equity after offsetting financing fees. Through March 1, 1998, the six percent debentures are convertible into shares of common stock and allow the common stock to be converted at discounts ranging from 15%-35% of its current market value. The Company recorded $1.4 million in interest expense during 1996 to reflect the discounts upon conversion of the Company's common stock.

Long-term debt with related parties at December 31, 1996 consists of the following:


Loan payable to a related party, principal due June 30, 2001, collateralized by a leasehold interest in land and land
improvements; subordinated to bank loan, with interest accruing at
9.5%, payable quarterly.                                              $  469,000
Loan payable to a shareholder of St. James, payable in annual principal payments of $100,000 beginning October 1996 with the remaining principal balance and unpaid interest due on October
2000, collateralized by land and improvements and various
equipment, subordinated to bank loan, with interest accruing at prime, adjusted annually (8.25% at December 31, 1996), plus 2%,
payable quarterly.                                                       811,828
Other notes payable                                                       13,067
                                                                      ----------
                                                                       1,293,895
Less current portion                                                     100,000
                                                                      ----------
                                                                      $1,193,895
                                                                      ==========

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



2. LONG-TERM DEBT (CONTINUED)

Principal maturities of all the indebtedness detailed above during each of the following five years and thereafter are as follows:


                                            YEAR ENDED
                                            DECEMBER 31
                                            -----------
          1997                                   84,154
          1998                                   73,309
          1999                                   21,384
          2000                                   50,559
          2001 and thereafter                    33,475
                                            -----------
                                            $ 9,962,881
                                            ===========

Total contractual interest expense for the years ended December 31, 1996 and 1995 was approximately $916,000 and $656,000, respectively. Approximately $0 and $127,000 of interest costs were capitalized for the years ended December 31, 1996 and 1995, respectively, as part of the construction cost of the Company's property and equipment. The Company is required under the terms of the loan agreements to maintain minimum levels of tangible net worth and meet various financial ratio requirements. The Company is in compliance with these requirements at December 31, 1996.

The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the fair value of these amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)


3. LEASES

The Company leases certain golf carts used in the daily operations of its golf courses under capital leases which are included in machinery and equipment. Leased equipment under capital leases included in furniture, machinery and equipment consists of the following at December 31, 1996:


       Equipment                                       $144,382
       Less accumulated amortization                     30,502
                                                       --------
                                                       $113,880
                                                       ========

The accumulated amortization with respect to these capitalized leases is included in "accumulated depreciation and amortization" in the accompanying balance sheet. Amortization expense is included in depreciation and amortization expense in the accompanying statement of operations.

Future minimum lease payments, by year and in the aggregate, under capital leases, consist of the following at December 31, 1996:

       1997                                            $ 43,115
       1998                                              43,115
       1999                                              39,523
                                                       --------
       Total minimum lease payments                     125,753
       Amounts representing interest                     15,512
                                                       --------
                                                        110,241
       Less current portion                              34,598
                                                       --------
                                                       $ 75,643
                                                       ========


The Company also rents certain facilities, land and equipment under operating leases which expire at various times through 2027. Total rent expense for the Company was approximately $207,500 and $107,000, for the years ended December 31, 1996 and 1995, respectively.

Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following at December 31, 1996:


       1997                                            $  206,990
       1998                                               189,652
       1999                                               201,368
       2000                                               183,390
       2001 and Thereafter                                688,221
                                                       ----------
                                                       $1,469,621
                                                       ==========

                            Brassie Golf Corporation

4. RELATED PARTY TRANSACTIONS

The Company had accounts receivable from related parties of $456,937 at December 31, 1996. The Company does not expect payment of these receivables within the next twelve months; accordingly, the amounts are classified as long-term assets.

The Company also provided management services to related parties resulting in approximately $190,000 and $231,000 in management fee revenue for the years ended December 31, 1996 and 1995, respectively.

5. INCOME TAXES

Under Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:


Deferred tax liabilities:
  Tax over book depreciation                 $    41,000
  Tax over book amortization                       8,000
                                             -----------
                                             $    49,000
                                             ===========
Deferred tax assets:
  Net operating loss carryforwards           $ 3,149,000
  Bad debt allowance                             175,000
  Other                                            4,700
                                             -----------
Total deferred tax assets                      3,328,700
Valuation allowance for deferred tax assets   (3,279,700)
                                             -----------
Net deferred tax assets                           49,000
                                             ===========
Net deferred taxes                           $         -
                                             ===========

At December 31, 1996 the Company has a net operating loss carryforward of $7,900,000 which will begin to expire in the year 2007.

                            Brassie Golf Corporation

5. INCOME TAXES (CONTINUED)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                          1996          1995
                                                      ------------  ------------
Income tax benefit at U. S. statutory rate            $(2,895,000)  $(2,095,000)
Amortization and write-off of goodwill                  1,722,000        92,000
State tax benefit, net                                   (492,000)     (370,000)
Equity income                                             326,000             -
Interest expense for which no tax benefit was
provided                                                  648,000             -
Other items                                               438,300       106,000
Change in valuation allowance                             252,700     2,267,000
Foreign tax                                               110,000             -
                                                      -----------   -----------
Tax expense                                             $ 110,000     $       -
                                                      ===========   ===========

6. SHAREHOLDERS' EQUITY

On June 30, 1995, the Company issued 375,000 shares of preferred stock, having a stated value of $10.00 and par value of $.001, as partial consideration for the capitalized Summit merger (see Note 8, "Acquisitions and Golf Course Developments"). The preferred stock has been designated Junior Non-Cumulative Convertible Preferred Stock ("Junior Preferred Stock"), with the following provisions: 1) each share of Junior Preferred Stock is convertible into five shares of common stock, or 1,875,000 common shares in the aggregate, par value $.001; 2) the Junior Preferred Stock is convertible at the option of the holder at any time for five years from closing of the Summit merger; 3) the Junior Preferred Stock is redeemable at the option of the Company at any time after (a) the Company's common stock trades at a price of $5.00 or higher for 30 consecutive trading days as quoted on the NASDAQ system; or (b) issuance of additional Company common stock in excess of 25% of the shares then issued and outstanding, i.e., from a merger of the Company, a public offering of its common stock under a Registration under the Securities Act of 1933 or an additional private placement offering through an underwriter; 4) the Junior Preferred Stock is subordinate to future senior preferred shares that the Company may later issue; 5) the Junior Preferred Stock shall not pay dividends unless the Company fails to redeem the shares in accordance with the above provisions, at which time the dividend will be paid at a rate of 5% from that date; 6) the Junior Preferred Stock will have no voting rights on matters that can be voted by the common

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



6. SHAREHOLDERS' EQUITY (CONTINUED)

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

As of December 31, 1996, warrants to purchase 2,188,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $1.00 to $3.25 per share; 100,000 warrants expire September 28, 1998 (exercise price equals $2.40 per share); 238,000 warrants expire November 17, 1998 (exercise price equals $2.40 per share); 50,000 warrants expire December 5, 1998; (exercise price equals $1.00 per share); 150,000 warrants expire June 30, 1999 (exercise price equals $2.00 per share); 1,400,000 warrants expire June 30, 2000 (exercise prices range from $2.40 to $3.25 per share), and 250,000 warrants expire September 28, 2000 (exercise price equals $2.40 per share).

7. STOCK OPTIONS

On June 3, 1994, the Board of Directors and the stockholders of the Company adopted the Brassie Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "Stock Option Plan") as an incentive for key employees. The purchase price for any Stock Awards and the exercise price for any Options may not be less than the fair market value for the common stock on the date of grant. Unless otherwise agreed between the grantee and the Company, the Stock Awards and Options expire 90 days after termination of the grantee's relationship with the Company. At a meeting of the Option Committee on June 30, 1995, and subject to regulatory approval and the consent of the HIGSI grantee's, the Stock Awards and Options previously granted and outstanding were repriced at $2.00 (the market trading price of the stock on the date of repricing) and the period for their exercise was extended to five years from their June 3, 1994 grant. Concurrently, the Option Committee granted further Options and Stock Awards exercisable for five years from June 30, 1995 at an exercise price of $2.00 to certain employees, directors and officers of the Company and its subsidiaries. No options were issued during the year ended December 31, 1996.

                            Brassie Golf Corporation

7. STOCK OPTIONS (CONTINUED)

Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 5.93%, a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .892 and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                    1996           1995
                                -------------  -------------
Net loss as reported            $ (8,625,732)  $(10,293,535)
Pro forma net loss              $(10,056,500)  $(11,724,323)
Net loss per share as reported         $(.43)  $       (.66)
Pro forma net loss per share           $(.50)  $       (.75)

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



7. STOCK OPTIONS (CONTINUED)

Options Outstanding, Common Stock



                                 SHARES       OPTIONS OUTSTANDING
                                           --------------------------
                               AVAILABLE     NUMBER        PRICE
                               FOR GRANT   OF SHARES     PER SHARE
                               ---------   ---------   --------------
Balances at December 31, 1994  1,100,000     400,000              $3.80
  Options granted               (986,750)    986,750               2.00
  Options canceled               104,225    (104,225)                 -
  Options exercised                    -           -                  -
                               ---------   ---------     --------------
Balances at December 31, 1995    217,475   1,282,525     $2.00 to $3.80
  Options granted                      -           -                  -
  Options canceled                47,000     (47,000)                 -
  Options exercised                    -           -                  -
                               ---------   ---------     --------------
Balances at December 31, 1996    264,475   1,235,525     $2.00 to $3.80
                               =========   =========     ==============

8. ACQUISITIONS AND GOLF COURSE DEVELOPMENTS

Three golf courses were acquired by the Company in a single transaction during April 1994, and were transferred back to the previous owners during May 1995. The operating results of these three facilities are included only from the date of acquisition through the date of disposition in May 1995. See Note 9 "Merger and Disposition of Assets".

On June 30, 1995, the Company acquired, in exchange for 1,875,000 newly issued shares of the Company's Common Stock, all the issued and outstanding shares of Summit Golf Corporation ("Summit"), a company engaged in the management of golf properties, through the completion of an Agreement of Merger and Reorganization (the "Merger Agreement"). Consideration paid by the Company was comprised of 375,000 shares of newly issued Junior Preferred Stock, with a par value of $.001 per share (each share has a stated value of $10.00 and is convertible into five shares of Common Stock), 500,000 five-year warrants exercisable at $2.50 per share for the first three years and $3.25 per share for the next two years, a $275,854 cash payment and issuance of notes payable for $224,146. The Company has accounted for this transaction as a purchase. The operating results of Summit are included in the consolidated operations of the Company from the date of acquisition.

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



8. ACQUISITIONS AND GOLF COURSE DEVELOPMENTS (CONTINUED)

The following unaudited pro forma summary of consolidated results of operations has been prepared as if the Summit acquisition had occurred on January 1, 1995. For the year ended December 31, 1996, all operating results of Summit are included in the consolidated operations of the Company for the full year.


                                                                        YEAR ENDED
                                                                    DECEMBER 31, 1995
                                                                    -----------------
                                                                  (In thousands, except
                                                                     per share amount)
Net revenues                                                           $  6,451
Net loss before extraordinary item                                       (6,345)
Extraordinary loss                                                       (4,130)
Net loss                                                                (10,475)

Loss per share before extraordinary item                                   (.41)
Extraordinary loss per share                                               (.27)
Net loss per common share                                                  (.68)

These pro forma results do not purport to be indicative of the results that would have actually been obtained if the respective businesses had been acquired as of January 1, 1995 or of results which may occur in the future.

9. MERGER AND DISPOSITION OF ASSETS

During the year ended December 31, 1995, the Company disposed of three golf courses and substantially all the assets and liabilities of the related three 100% owned subsidiaries, The Gauntlet of Wedgefield, Inc., The Gauntlet at Palisades, Inc. and The Gauntlet at NorthShore, Inc. The courses were acquired in April 1994. The Company asserted that misrepresentations were made by the sellers of the courses. After litigation was initiated by both the Company and the sellers, the Company entered into a settlement agreement in May 1995 effectively rescinding the transaction. The Company incurred an extraordinary loss of approximately $4.1 million in connection with the disposition and write off of these courses. The operating results of these golf courses were included in the consolidated statements of operations of the Company from the date of acquisition through the date of disposition.

                            Brassie Golf Corporation

10.  CHANGE IN REPORTING ENTITY

In 1995, the Company consolidated two 75% owned subsidiaries, The Gauntlet at Laurel Valley and The Gauntlet at Myrtle West in accordance with Financial Accounting Standards Board Statement 94. In 1996, the Company transferred 45% of the ownership interest in the subsidiaries to the minority shareholder to comply with a mandatory injunction issued by the 13th Circuit Court of Hillsborough County of Florida. Accordingly, the financial statements for 1995 have been restated to reflect the Company's ownership in the subsidiaries under the equity method of accounting. The change in reporting entity decreased 1995 net loss and 1995 accumulated deficit by $212,357. Net loss per share in 1995 decreased by $.01 per share. In 1996, the Company recognized a loss of $310,888 on the transference of the interest in the subsidiaries. The Company's interest in the net losses of these entities is recorded at 75% up until the date of transference and at 30% thereafter. The amount of consolidated accumulated deficit attributable to these entities is $2,405,084 at December 31, 1996.

Due to the recurring operating losses and working capital deficiencies of the entities, the Company assessed the net realizable value of the investments at December 31, 1996. Based on the Company's assessment, an additional write-down of $655,691 was recorded to reflect the net realizable value of these investments. The write-down is included in the loss on equity investment in subsidiaries line item on the Company's 1996 statement of operations.

11.  CONTINGENCIES

The Company, in the ordinary course of business, is the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on the Company's operations or financial position.

12.  SUBSEQUENT EVENT

During the period from January 1, 1996 through March 11, 1997, the holders of the six percent convertible debentures (discussed in Note 2) converted $1,070,910 of the outstanding debt of $3,465,738 at December 31, 1996 into 4,368,123 shares of common stock which resulted in recording $1,315,678 in additional equity.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                 NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company and their ages for the fiscal year ended December 31, 1996 were:

Name                                Age                        Position(s) with the Company
----                                ---                        ----------------------------
Gordon D. Ewart (1)(2)(3)(4)       55                       Director and Chairman of the Board

Robert G. Atkinson (2)(3)(4)       56                       Director, Vice Chairman of the Board

William E. Horne                   42                       Director, President and Chief Executive
(1)(2)(3)(4)                                                Officer of the Company


Thomas K. Richardson               43                       Director, Senior Vice President Operations,
(1)(4)                                                      Secretary, and Chief Operating Officer of the Company

Lance McNeill                      41                       Director, Senior Vice President Acquisitions and
(1)                                                         Development


_______________________________________
(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Option Plan Committee

         All Directors hold office until the next Annual Meeting of Shareholders of the Company or until their successors have been duly elected and qualified. Each of the current Directors was elected at the Annual Meeting of Shareholders on June 30, 1995. Each Executive Officer of the Company will serve until the first meeting of the Board of Directors following the next Annual Meeting or until the Board otherwise directs.

BUSINESS HISTORY

         Gordon D. Ewart, a Director of the Company since November 19, 1991, is a co-founder of the Company. Mr. Ewart is also a founder of the two predecessor corporations which are now two of the Company's operating subsidiaries. He was President of the Company from November 12, 1991 to October 16, 1992, at which point he became Chairman of the Board and its Chief Executive Officer, which latter position he held until July 11, 1995. Since 1987 and prior to joining the Company, Mr. Ewart was co-founder of three merchant banks based in Toronto, Canada and Bermuda: Resources Capital International Ltd., Paramount Funding Corp. and Grafco Ltd., which firms were utilized as investment vehicles to finance Canadian industrial and natural resource companies. Mr. Ewart is also a director of Global (GMPC) Holdings, Inc. (formerly New Total Group, Inc.), a Canadian public company.

         Robert G. Atkinson, a Director, has also been its Vice Chairman since July 28, 1993. Mr. Atkinson was previously a director and the President of Equity Preservation Corp. from November 1992 to July 28, 1993. (Equity Amalgamated was a wholly-owned subsidiary of the Company in July, 1993 as described in Item 1.a. above.) Since October 1991, he has been Chairman of BridgeBank Partners, Inc., a Vancouver, B.C. capital group organized to make equity investments in middle market companies. Prior to forming BridgeBank Partners, Mr. Atkinson was President & CEO of Loewen Ondaatje McCutcheon Inc. (June 1987 to October 1991), a Canadian investment dealer specializing in financing growth companies. Mr. Atkinson is a director of six Canadian public companies, Trimin Enterprises, Ltd., Profco Resources Ltd., Global (GMPC) Holdings, Inc., (formerly New Total Group, Inc.), A & E Capital Funding, Inc.,
H. J.  Forest Products Inc. and Spur Ventures Inc.

         William E. Horne has been a Director of the Company since June 30, 1995 and its President and CEO since July 11, 1995. As a pioneer in the club management business, he brings to the Company over a decade of professional property management and operations experience in the golf, service and hospitality industries. Beginning in 1981 with the formation of Horne Management Inc. (later known as Club Operations and Property Management Inc. ("COPM"), he developed and managed clubs and resorts throughout the United States and abroad. Prior to COPM, he was a Managing Partner at Steak & Ale, where he had responsibility for eight restaurants in the Southeast region. He received a B.A. in Business Management from Florida State University in 1975.

         Thomas K. Richardson has been a Director of the Company since June 30, 1995 and its Senior Vice President of Operations and Chief Operating Officer since July 11, 1995. Having spent seven years with Marriott and three years with Stouffer Hotels and Resorts, he joined Mr. Horne in 1983 as a partner in several development projects, including a private downtown business club, a small luxury hotel and a gourmet restaurant in Tallahassee, Florida. Subsequently, he became the minority partner in COPM in 1984. As COPM's Executive Vice President and Chief Operating Officer, he was responsible for all new club development work, long range planning, and the day to day administration of the company. Mr. Richardson has a B.S. degree from Florida State University majoring in Hotel/Restaurant Administration. On February 1, 1996, Mr. Richardson became the Secretary of the Company. Mr. Richardson has resigned from all executive offices of the Company effective April 15, 1997.

         Lance McNeill is currently President of McNeill Development Company, with more than seventeen years of experience as a principal directly involved in the planning, permitting, financing, development, construction, marketing, and management of resort, golf, and residential real estate properties in various markets in the southeastern United States. Mr. McNeill has been a Director of the Company since June 30, 1995 and its Senior Vice President of Acquisitions and Development since July 11, 1995. Mr. McNeill has developed and participated in the development of several golf course and residential properties in central Florida and on Florida's Gulf Coast. He was a co-founder and shareholder of American Resorts, Inc., which developed the first interval ownership resort properties in Hilton Head, South Carolina. The Company was sold to the Marriott Corporation in 1986.

         Family Relationships. No family relationships exist between the current Directors, Executive Officers and any person nominated or chosen by the Company to become a Director or Executive Officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3, 4 and 5 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to 1996, the Company is not aware of any Director or officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by
Section 16(a) of the Exchange Act during 1995 except for the gifts made in 1996 by Lance McNeill of the following shares to which Mr. McNeill disclaims beneficial ownership: 2,000 shares of Common Stock on January 18, 1996, and 30,500 shares of Common Stock on March 20, 1996. Except as disclosed in Item
11. "Security Ownership of Certain Beneficial Owners and Management" to this Report, the Company is not aware of any beneficial owner of 10% or more of the outstanding shares of the Common Stock which is the only security of the Company registered under Section 12 of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

         The Company's directors have heretofore served without compensation for their services as directors, but have been reimbursed for expenses incurred in connection with their duties. It is anticipated that directors will continue to serve without compensation (other than reimbursement of expenses).

         The Company had no standard arrangements or policies for compensation of its executives. The Board of Directors will, from time to time, determine the compensation of its senior management in accordance with the prevailing financial condition of the Company as the Board shall determine and provide other incentives to promote successful management of the Company's business. Effective February 1, 1996, the Company's officers elected to indefinitely defer between 12 to 25% of their compensation due to the financial condition of the Company at that time. These deferrals remain in place as of February 28, 1997 and are recorded as a liability of $96,133 on the accompanying Consolidated Balance Sheet at December 31, 1996. There were no bonus, stock option or other incentive plans in effect for any level of management as of the end of the last year except for the Company's Stock Option Plan more fully described below and in Notes 1 and 7 of the accompanying Consolidated Financial Statements.

         The tables set forth below provide certain information as to compensation (including perquisites and other personal benefits) awarded to, earned by or paid to, and warrants and options to purchase shares of the Company's Common Stock issued to, the Chief Executive Officer and other highly paid executive officers of the Company during the last two fiscal years. Except as set forth below, neither the Chief Executive Officer, nor any executive officer whose annual salary exceeded $100,000 received any bonus or other annual compensation or any long-term compensation during the last two fiscal years.

SUMMARY COMPENSATION TABLE


                                                              Annual Compensation        Long-Term
                                                              -------------------       Compensation
                                                                                           Awards
                                                                                       --------------
                                                                                       #Stock Options
             Name and Principal Position        Year (1)      Salary        Bonus       and Warrants
             ---------------------------        --------      ------        -----      --------------
         William E. Horne, President              1996     240,610            -               -
         and Chief Executive Officer              1995     156,689 (3)        -          100,000 (2)
         Thomas K. Richardson, Sr. Vice           1996     147,083            -               -
         President and Chief Operating            1995      93,098 (3)        -               -
         Officer
         Lance McNeill, Sr. Vice President        1996     131,104            -               -
         Acquisitions and Development             1995      90,365 (3)        -               -
         Hale Irwin, President of Hale Irwin      1996     138,919            -               -
         Golf Services                            1995      26,348            -               -
         Gary Nacht, Exec. Vice President         1996      61,230            -               -
         and Chief Financial Officer              1995     207,154          25,000       150,000 (2)

_______________________
(1) The years 1996 and 1995 are twelve-month periods ended December 31, 1996 and 1995.
(2) Stock options to purchase shares of the Company's Common Stock were issued on June 30, 1995 with an exercise price of $2.00 (the fair value of the Common Stock on such date) and an expiration date of June 30, 2000. The options contain provisions for adjustments to the exercise price in the event of reorganizations, stock splits, dividends and other matters affecting the original value of the options.
(3)  Represents the period beginning June 30, 1995 through the end of year.


         Except for the Company's Stock Option Plan described later in this
Item 10, there were no Option/SAR grants or long-term incentive plan awards in 1996 and 1995. There are no other plans pursuant to which cash or non-cash compensation was paid or distributed during 1996 and 1995 or pursuant to which cash or non-cash compensation is proposed to be paid or distributed in the future to the executive officers of the Company in respect to 1996 except as described above.

         The Company's Stock Option Plan. On June 3, 1994, the Board of Directors and the stockholders of the Company adopted the Brassie Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "Stock Option Plan") as an incentive for key employees. The Stock Option Plan is to be administered by a Compensation Committee of the Board of Directors, each member of which is to be "disinterested" as defined in Rule 16b-3 of the Exchange Act. Awards under the Stock Option Plan are restricted to (i) awards of the right to purchase shares of Common Stock ("Stock Awards"), or (ii) awards of options to purchase shares of Common Stock ("Options"). Any Options granted under the Stock Option Plan may be incentive stock options which have certain tax benefits and legal restrictions, or non-qualified stock options which do not have any tax benefits and few legal restrictions. The purchase price for any Stock Awards and the exercise price for any Options may not be less than the fair market value for the Common Stock on the date of grant. The Compensation Committee will determine any awards to be made under the Stock Option Plan and the terms thereof, including any vesting and expiration provisions. Unless otherwise agreed between the grantee and the Company, the Stock Awards and Options expire 90 days after termination of the grantee's relationship with the Company. Under the Stock Option Plan, options to purchase an aggregate of 1,500,000 shares of Common Stock have been authorized, and on January 13, 1995 a Notice of grant of such options was delivered to certain of the employees of HIGSI which provided to such employees the right to acquire at an exercise price of $3.80 USD per share such amounts of stock as were granted to them individually and aggregating 250,000 Common Shares. At a meeting of the Option Committee on June 30, 1995, and subject to the consent of the aforesaid HIGSI grantees, the Stock Awards and Options previously granted and outstanding were repriced at $2.00 and the period for their exercise was extended to five years from the date of their June 3, 1994 grant. Concurrently the Option Committee granted further Options and Stock Awards exercisable for five years from June 30, 1995 at an exercise price of $2.00 to certain employees, directors and officers of the Company and its subsidiaries. See Note 7 - "Stock Options" in the accompanying Consolidated Financial Statements for stock options outstanding.

There were no Option/SAR Grants to Directors or Officers during the year ended December 31, 1996.

Aggregated Options/SAR Exercises during 1996 and Option/SAR Values at December 31, 1996

                                                                    Number (#) of             Value (S) of
                                                                     Unexercised          Unexercised in-the-
                                                                    Options/SARs           Money Options/SARs
                                Shares                             at December 31,        at December 31, 1996
                               Acquired       Value Realized      1996 Exercisable/           Exercisable/
           Name              on Exercise           (S)            Unexercisable (1)          Unexercisable
            (a)                  (b)               (c)                   (d)                      (e)
           ----              ----------       --------------      -----------------        -------------------

 Gordon D. Ewart                 -0-               -0-                200,000/0                   -0-

 William E. Horne                -0-               -0-                350,000/0                   -0-

 Robert Atkinson                 -0-               -0-                200,000/0                   -0-

 Thomas K. Richardson            -0-               -0-                125,000/0                   -0-

 Lance McNeill                   -0-               -0-                125,000/0                   -0-

-----------------------
(1) All such warrants are currently exercisable.

         CERTAIN AGREEMENTS.

         See Item 12. "Certain Relationships and Related Transactions" below for a description of the agreements between the Company, Hale Irwin, William E. Horne, Thomas K. Richardson, Lance McNeill and others.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 1997, the total number and percentage of the Company's Common Stock beneficially owned by (i) each Director of the Company, (ii) each executive officer named in the summary compensation table, (iii) by all Directors and Executive Officers as a group and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock. As of February 28, 1997, there were 28,205,095 shares of Common Stock issued and outstanding and 375,000 shares of Preferred Stock issued and outstanding.


 NAME AND ADDRESS OF            POSITION(S) HELD,            AMOUNT AND NATURE OF
 BENEFICIAL OWNER               IF ANY                       BENEFICIAL OWNERSHIP (7)    PERCENT OF CLASS
-------------------             -----------------            ------------------------    -----------------
 Gordon D. Ewart                Director, Chairman of the        1,303,350 (1)           4.3
 163 Ontario Street             Board
 Cobourg, Ontario
 K9A 3B6
 Canada

 William E. Horne               Director, President              2,259,867 (2)            7.4
 1002 Bajada de Avila           Chief Executive Officer
 Tampa, FL 33613

 Thomas K. Richardson           Director, Senior Vice            1,035,760 (3)            3.4
 8922 Eaglewatch                President of Operations,
 Riverview, FL 33569-4792       Chief Operating
                                Officer, Secretary

 Lance McNeill                  Director, Senior Vice              953,260 (4)            3.5
 2310 Collins Lane              President
 Lakeland, FL 33803             of Acquisitions and
                                Development

 Robert G. Atkinson             Director,                        1,074,824 (5)            3.5
 6036 Gleneagles Drive          Vice Chairman of the Board
 West Vancouver
 B.C. V7W 1W2
 Canada

All Directors & Executive                                       6,627,061 (6)           21.3
 Officers as a Group
 (6 persons)

------------------
(1) Includes (i) 603,350 shares of Common Stock held by Eliga Corporation, a North Carolina corporation, which is wholly-owned by Mr. Ewart, (ii) 500,000 shares of Common Stock held by 425674 Ontario Ltd., an Ontario corporation, which is wholly-owned by Mr. Ewart, and (iii) currently exercisable options to purchase 200,000 shares of Common Stock at an exercise price of $2.00 per share which expire June 30, 2000.
(2) Includes (i) 503,617 shares of Common Stock (ii) 281,25 currently convertible Junior Preferred Stock, each convertible into five shares of Common Stock (iii) 250,000 currently exercisable warrants exercisable at $2.50 until June 30, 1998 and at $3.25 until June 30, 2000, all jointly held with Charlotte Horne, Mr. Horne's wife and 100,000 currently exercisable options exercisable at $2.00 until June 30, 2000.
(3) Includes (i) 442,010 shares of Common Stock (ii) 93,750 currently convertible Junior Preferred Stock each convertible into five shares of Common Stock (iii) 125,000 currently exercisable warrants exercisable at $2.50 until June 30, 1998 and at $3.25 until June 30, 2000, all jointly held with Kathleen Richardson, Mr. Richardson's wife.
(4) Includes 828,260 shares of Common Stock and 125,000 currently exercisable warrants exercisable at $2.50 until June 30, 1998 and at $3.25 until June 30, 2000.
(5) Includes 874,824 shares of Common Stock and currently exercisable options to purchase 200,000 shares of Common Stock at an exercise price of $2.00 until June 30, 2000.
(6) Does not include shares held by Gary Nacht or Hale Irwin -- both of whom resigned as a director during 1996.
(7)This table includes no shares of family members of the director in which the director disclaims beneficial ownership.

         As a condition of the approval of its substitutional listing on the Toronto Stock Exchange (the "TSE"), the TSE required that all officers and directors of the Company, and all persons or companies beneficially owning directly or indirectly shares of Common Stock exceeding ten percent of the Common Stock outstanding, place in escrow with Montreal Trust Company of Canada, fifty percent of the Common Stock held by them. A total of 2,598,925 shares of Common Stock previously placed in escrow were released in equal one-third installments in 1994, 1995 and 1996 and are included in the table above.

         Other than the rights of minority shareholders in the Company's operating subsidiaries to cause changes of control of such subsidiaries under certain circumstances (discussed in Item 1.c.) and the Company's pledge of its stock in certain of its subsidiaries to NationsBank in connection with the financing of the Gauntlet at Curtis Park (discussed in Item 1.c.3.), there are no arrangements known to the Company, including any pledge by any persons of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 6, 1994, pursuant to the Reorganization with HIGSI, the Company entered into a three-year employment agreement with each of Hale Irwin and Richard Stahlhuth (the "Employment Agreements"). The terms of the Employment Agreements are automatically renewed for successive one-year periods unless written notice of termination is provided by either party not less than six months prior to such expiration. Under the terms of the Employment Agreements, Mr. Irwin was to serve as President of Hale Irwin Golf Design and Mr. Stahlhuth was to serve as President of the Company. Messrs. Irwin and Stahlhuth were each to be paid a base salary of $100,000 per annum, which would be increased, but not decreased, by the Board of Directors of the Company and were entitled to participate in any incentive bonus, stock option and benefit plans available to the other executive officers of the Company. Mr. Irwin and Mr. Stahlhuth were bound by non-competition and confidentiality covenants. The Non-Competition covenant provided that during the term of their Employment Agreements, they would not, except in connection with certain existing and specified business interests, directly or indirectly own, manage, operate, control, participate in the management or control of, or be employed by, or act as the agent for, lend their name to or initiate any interest whatsoever in any enterprise having to do with the design or management of golf facilities similar to those offered by the Company within (i) the fifty states of the United States, (ii) the United States territories and possessions, and (iii) each foreign country, possession, or territory in which the Company may be engaged in business. For a period of one year after termination or expiration of their Employment Agreements for any reason, Mr. Irwin and Mr. Stahlhuth agreed that they would not, except in connection with certain existing specified business interests, directly or indirectly (a) own, manage, operate, control, participate in the management or control of, or be employed by, or act as the agent for, lend their name to or initiate, maintain or continue any interest whatsoever in any enterprise in competition with the business of the Company within the same geographic areas as set forth above; (b) solicit business for services offered, sold, produced or under development by the Company during such employment of any person, firm, corporation or other business entity which did business with, or was a customer or account of, the Company during such employment; or in any way divert, or attempt to divert business from the Company or interfere with any business relationships whatsoever between any of such entities comprising the Company or any other person; or (c) solicit, raid, entice or induce any person who presently is, or at any time during the term of their employment shall be, an employee of the Company to become employed by any other person, firm or corporation or otherwise knowingly interfere with the relations of the Company with its employees. In the event of a "change of control" in the Company, defined therein as (A) a merger or consolidation resulting in the stockholders of the Company owning less than 60% of the outstanding securities of the surviving entity, (B) the sale of substantially all of the assets of the Company, (C) approval of a plan or proposal for the liquidation or dissolution of the Company, (D) the acquisition of 40% or more of the Company's outstanding Common Stock by a person not currently a 10% or greater beneficial owner of the Company's Common Stock, or (E) if a majority of the directors of the Company were replaced, each of Mr Irwin and Mr. Stahlhuth may terminate their Employment Agreements for "cause." In the event of termination by Mr. Irwin of his employment for "cause," the Company loses the right to use the names "Hale Irwin Golf Design," "Hale Irwin Management Services" and "Hale Irwin Golf Services." See Item 1.b. Additionally, in the event of a termination by such employee for "cause," such employee shall be entitled to continue to receive his then base salary and benefits for a one-year severance period.

         On January 17, 1995 Mr Richard Stahlhuth resigned as a Director and President of the Company in order to pursue his family interests and manage his personal properties. Mr. Gary Nacht was appointed by the Board of Directors as president pro tempore of the Company pending the closing of the agreement under negotiation with COPM. In settling with Mr. Stahlhuth, the parties agreed to cancel the mutual obligations in the Stahlhuth employment agreement except for the confidentiality provisions pertaining to the Company's business and operations. In exchange for 125,000 of the Company's shares held by Mr. Stahlhuth, the Company assigned to Mr. Stahlhuth all of the shares of a subsidiary whose assets included (i) Stahlhuth's employment contract; (ii) three management contracts for golf properties wholly or in part owned by Mr. Stahlhuth; and (iii) $302,500 in cash. At the time of closing of the transaction at the end of August 1995, the Company's stock was trading at approximately US$3.00 and the settlement was deemed by the Company to be an equitable conclusion to the relationship with its retiring President. The 125,000 shares of the Company were returned to treasury and canceled.

         On August 19, 1996 Mr. Hale Irwin resigned as a Director of the Company. Mr. Irwin has informed the Company that, in order to pursue golf course design independently, he does not intend to renew his employment agreement which governs his employment as President of HIGSI, upon its expiration on May 16, 1997. The Company and Mr. Irwin have reached an agreement whereby the Company will sell HIGSI to Mr. Irwin for a combination of Brassie stock currently held by Mr. Irwin and a portion of the earnings to be received on design contracts that are currently in negotiation with clients as well as a percentage of revenues on future design contracts procured by the Company.

         Messrs. Irwin and/or Stahlhuth are equity holders of Quail Greek Golf Club, Inc., Fairways & Greens, Inc. d/b/a The Links, Lakewood Golf Club, Inc. and Cottonwood Development Company, Inc., which are golf courses that, pursuant to management contracts with HIGSI, paid an aggregate of approximately $52,000 and $69,000 for the years ended December 31, 1996 and 1995, respectively, in management, accounting and computer service fees. Hale Irwin Golf Design designed the course at Quail Creek Golf Club.

         On June 5, 1995, pursuant to the Summit Merger Agreement (See Item 1.a. "Business - Merger and Reorganization with Summit Golf Corporation") the Company entered into employment agreements with each of William E. Horne and Thomas K. Richardson (the "Employment Agreements"). The Employment Agreements terminate upon the sooner of the effective date of a replacement agreement, termination pursuant to the Employment Agreement or two (2) years. Severance compensation of one year's salary is due, payable in the ordinary course of the Company's payroll periods, if the employee is terminated without cause or the Employment Agreements are not extended or renewed. Under the terms of the Employment Agreements, Mr. Horne is to serve as the Company's President and its Chief Executive Officer and Mr. Richardson is to serve as the Company's Senior Vice President of Operations and its Chief Operating Officer. Under the agreement, Messrs. Horne and Richardson were to receive base annual salaries of $250,000 and $135,000, respectively. Mr. Richardson's contract was adjusted to $150,000 per year effective April 1996. The Company may grant bonuses or increase the compensation but may not reduce the compensation without the employee's consent and if the employee voluntarily terminates the Employment Agreement, no severance compensation is due. The Company's right to terminate "for cause" arises only from those employee acts or omissions which constitute gross negligence in the performance of his duties, his substance abuse, his conviction of a crime involving moral turpitude or any breach of the Employment Agreement that is not cured by him within five days from written notice from the Company. The employee is entitled to pursue outside interests only to the extent that such pursuits do not interfere with his duties and substantially all his working time is to be devoted to the Company's business. As additional compensation, Messrs. Horne and Richardson receive an automobile allowance, the reimbursement of approved expenses, three weeks paid leave per annum and executive level benefits including payments to supplement or replace their salaries during periods of partial or total disability (unless such disability endures six months in which case severance compensation is due and payable). Messrs. Horne and Richardson are bound by non-competition covenants which are effective upon termination howsoever caused, and which prohibit them, for a period two years and throughout the continental United States, from (i) engaging in any "Competitive Business" (as defined in the Employment Agreements); (ii) soliciting the Company's clientele; and (iii) directly or indirectly employing the Company's other employees.

          On November 19, 1993, the Company entered into an oral agreement with Allen Jefferson through Fantor Consulting, Inc. (which is wholly-owned by Mr. Jefferson) for consulting services for a bi-weekly fee of $3,200 plus reimbursement of expenses. Effective January 1, 1996 the aforesaid agreement was superseded by a five year consulting agreement (the "Consulting Agreement") between the Company and Fantor Consulting Ltd., ("Fantor") a company controlled
by Mr. Jefferson.   The agreement paid Fantor $100,000 per year plus approved
expenses for his services to act as a liaison to the Pension Funds and to perform such tasks as the Company's special projects may require. As a result of an agreement on June 30, 1996, this contract was terminated with Fantor to receive $100,000 as severance in accordance with the terms of the agreement. Substantially all of this amount has been paid as of December 31, 1996 as full and final settlement.

         Effective May 1, 1994, the Company entered into a written agreement with Sven Kraumanis through Harvest Consultants, Ltd. ("Harvest") which provides for a fee of $60,000 per year, plus reimbursement of expenses, whereby Harvest made Mr. Kraumanis available to provide the services of general counsel. Effective February 1, 1996, the fee was by mutual agreement, increased to $90,000 per annum. The contract was terminated in accordance with the provisions of the contract on June 15, 1996. All amounts owed to Mr. Kraumanis have been paid as full and final settlement.

         In 1995, Gordon Ewart, a Director and the Chairman of the Company, collateralized the Company's obligation in connection with its guarantee of the proceeds of UA Pension Fund's disposition of its 79,010 Common Shares of the Company. The Company reimbursed Mr. Ewart for the direct costs of this collateralization in 1996. (See Item 1.c.3. "The Company's Golf Courses").

         Lance McNeill, a Director and Senior Vice President of Acquisitions and Development of the Company, commenced employment with the Company after the Merger and Reorganization with Summit Golf Corporation pursuant to an oral contract whereby Mr. McNeill is paid $150,000 per annum. Mr. McNeill devotes substantially all his working time to the needs of the Company.

         On September 13, 1996 the Company paid down an existing $1,600,000 second mortgage loan from the UA Pension Fund to The Gauntlet at Curtis Park, Inc. by $1,131,000. The remaining loan balance was purchased and assigned to A & E Capital Funding, Inc., a Canadian corporation of which Gordon Ewart and Robert Atkinson are directors and shareholders.

ITEM 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K


         (a) (1) & (2)    List of Financial Statements

         The following consolidated financial statements of Brassie Golf Corporation and subsidiaries are included in Item 7:

         Consolidated Balance Sheet - December 31, 1996

         Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

         Consolidated Statements of Shareholder Equity - Years ended December 31, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements.

         No other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are required under the related instructions or are applicable and therefore have been omitted.

         (3)     Exhibits

         The exhibits listed below which are marked with a footnote reference were filed with a prior registration statement filed under the Securities Act or in a periodic report filed under the Exchange Act and are incorporated herein by this reference. The exhibits listed below which are not marked with a footnote reference are filed with this Form 10-K.

                                 EXHIBIT INDEX

                                                                                                         PAGE
 EXHIBIT/ITEM     DOCUMENT/DESCRIPTION                                                                   NUMBER

 2.1              Agreement and Plan of Reorganization effective as of November 14, 1991 by and             (A)
                  among Longview Golf Corporation (the "Company"), Eliga Corporation ("Eliga")
                  and Gutta Percha, Inc. ("GPI")

 2.2              Arrangement Agreement dated as of March 26, 1993 between Equity Preservation              (A)
                  Corp. ("Equity"), the Company and 440888 B.C. Ltd. and the Information
                  Circular distributed to shareholders in connection with the arrangement contemplated by such Arrangement Agreement (the "Arrangement").

 2.3              Final Order of the Supreme Court of British Columbia, dated May 17, 1993,                 (B)
                  relating to the fairness of the Arrangement.


 EXHIBIT/ITEM     DOCUMENT/DESCRIPTION                                                                   PAGE
                                                                                                         NUMBER

 2.4              Agreement of Purchase and Sale, dated as of December 23, 1993, by and between             (B)
                  North Myrtle Beach Golf Club, Inc. ("MW Seller"), the Company and The Gauntlet
                  at Myrtle West, Inc. ("GMW"), and the material Exhibits thereto.

 2.5              Purchase and Sale Agreement, dated as of April 12, 1994, between Wedgefield               (B)
                  Limited Partnership ("Wedgefield LP"), the Company and The Gauntlet at
                  Wedgefield, Inc. ("GWF"), and the material Exhibits thereto.

 2.6              Purchase and Sale Agreement, dated as of April 12, 1994, between Palisades                (B)
                  Golf Partners ("Palisades GP"), the Company and The Gauntlet at Palisades,
                  Inc. ("GPS") and the material Exhibits thereto.

 2.7              Purchase and Sale Agreement, dated as of April 12, 1994, between Northshore               (B)
                  Golf Partners, Ltd. ("Northshore GP"), the Company and The Gauntlet at
                  Northshore, Inc. ("GNS") and the material Exhibits thereto.

 2.8              Agreement and Plan of Reorganization. dated as of May 16, 1994, between the               (B)
                  Company and the shareholders of Hale Irwin Golf Services, Inc., and the material Exhibits thereto.

 3.1              Certificate of Incorporation of the Company, as amended.                                  (A)

 3.2              By-laws of the Company.                                                                   (A)

 3.3              Amendment to the Certificate of Incorporation of the Company filed July 18,               (B)
                  1994.

 4.1              Escrow Agreement dated as of July 23, 1993 between The Toronto Stock Exchange,            (A)
                  the Company, Montreal Trust Company of Canada and the individuals listed on
                  Schedule A thereto.

 10.1             Shareholders Agreement between Eliga, Canadian PT Limited Partnership ("PT                (A)
                  Partnership"), Rizzo Inc., and Longview Golf Corporation ("GSJ") dated as of
                  October 1, 1990.

 10.2             Bylaws of Longview Country Club dated November 14, 1990.                                  (A)

 10.3             Purchase Agreement between Homer E. Wright, Jr. and GSJ dated as of September             (A)
                  8, 1990.

 10.4             Loan Agreement between NCNB National Bank of North Carolina ("NationsBank")               (A)
                  and GSJ dated as of October 1, 1990; Promissory Note made by GSJ in favor of
                  NationsBank dated October 1, 1990; Deed of Trust and Security Agreement between GSJ and NationsBank dated October 1, 1990.

 10.5             Loan Agreement between GSJ and PT Partnership dated October 1, 1990;                      (A)
                  Promissory Note made by GSJ to PT Partnership dated October 1, 1990; and
                  Future Advance Deed of Trust, Assignment and Security Agreement made by GSJ dated October 1, 1990.



 EXHIBIT/ITEM     DOCUMENT/DESCRIPTION                                                                   PAGE
                                                                                                         NUMBER

 10.6             Shareholders Agreement between Eliga, Edmonton Pipe Industry Pension Trust                (A)
                  Fund (the "EPI Pension Fund"), EPI and Laurel Valley Golf Corporation ("GLV")
                  dated as of October 30, 1991.

 10.7             Loan Agreement between GLV and NationsBank dated as of October 30, 1991;                  (A)
                  Promissory Note made by GLV in favor of NationsBank dated October 30, 1991;
                  and Mortgage of Real Property and Security Agreement between GLV and
                  NationsBank dated as of October 30, 1991.

 10.8             Loan Agreement between GLV and the EPI Pension Fund dated as of October 30,               (A)
                  1991; Promissory Note made by GLV to the EPI Pension Fund; and second mortgage and Security Agreement between GLV and EPI Pension Fund dated as of October
                  30, 1991.

 10.9             Joint Venture Agreement dated as of May 11, 1993 between Laurel Development               (A)
                  Corporation ("LDC"), Foothills Development, Inc. ("Foothills") and Partners in
                  Progress X.

 10.10            Loan Agreement dated as of July 6, 1993 between Amalgamated Equity Golf Corp.             (A)
                  and Foothills.

 10.11            Project Management Agreement dated June 1, 1993 between LDC and PMI.                      (A)

 10.12            Subscription, Assignment and Assumption Agreement dated as of November 23,                (A)
                  1993 between Amalco and Project 93 Management Ltd. ("Project 93") including
                  Promissory Note made by Project 93 in favor of Amalco.

 10.13            Lease Agreement, as amended, between the Company and the Board of Supervisors             (B)
                  of Stafford County, Virginia dated as of November 23, 1993.

 10.14            Shareholders' Agreement between the Company, U.A Canadian Pipeline Industry               (B)
                  National Pension Plan ("UA Pension Fund") and The Gauntlet at Curtis Park,
                  Inc. ("GCP") dated April 19, 1994 and Amendment thereto dated May 13, 1994.

 10.15            Loan Agreement between GCP and NationsBank dated as of April 19, 1994;                    (B)
                  Promissory Note made by GCP in favor of NationsBank dated April 19, 1994; and
                  Credit Line Deed of Trust and Security Agreement between GCP and NationsBank dated as of April 19, 1994.

 10.16            Guaranty Agreement between the Company, NationsBank and GCP dated as of April             (B)
                  19, 1994; Pledge Agreement between the Company and NationsBank dated as of
                  April 19, 1994; Amending Agreement between the Company, PT Partnership, GSJ and NationsBank dated as of April 19, 1994 (amending GSJ Shareholders'
                  Agreement to permit the stock pledge); Amending Agreement between the Company,
                  EPI Pension Fund, GLV and NationsBank dated as of April 19, 1994 (amending GLV
                  Shareholders' Agreement to permit the stock pledge).

 10.17            Loan Agreement between GCP and UA Pension Fund dated April 19, 1994;                      (B)
                  Promissory Note made by GCP to UA Pension Fund dated April 19, 1994; and
                  Second Lien Credit Line Deed of Trust and Security Agreement, dated April 19,
                  1994, between GCP and UA Pension Fund.

 10.18            Shareholders' Agreement, dated February 25, 1994, between the Company,                    (B)
                  Edmonton Pipe Industry Pension Trust Fund ("EPI Pension Fund") and GMW.



 EXHIBIT/ITEM     DOCUMENT/DESCRIPTION                                                                   PAGE
                                                                                                         NUMBER

 10.19            Indemnity Agreement and Guaranty, dated December 28, 1993, MW Seller, GMW and             (B)
                  the Company; Third Mortgage of Real Property and Security Agreement, dated
                  December 28, 1993 by GMW to MW Seller.

 10.20            Loan Agreement, dated as of December 28, 1993, by and between GMW and                     (B)
                  NationsBank; Promissory Note made by GMW to NationsBank dated December 28,
                  1993; Mortgage of Real Property and Security Agreement, dated December 28,
                  1993, by GMW to NationsBank.

 10.21            Mortgage Purchase and Subscription Agreement, effective as of February 28,                (B)
                  1994, between the Company, EPI Pension Fund and GMW.

 10.22            Loan Agreement, dated December 28, 1993, between the Company and GMW;                     (B)
                  Promissory Note made by GMW to the Company dated December 28, 1993; Second
                  Mortgage of Real Property and Security Agreement, dated December 28, 1993, by
                  GMW to the Company.

 10.23            Intercreditor Agreement, dated December 28, 1993, by and among NationsBank,               (B)
                  the Company, GMW and MW Seller; Assignment and Assumption of Intercreditor
                  Agreement, dated February 28, 1994, between NationsBank, the Company, EPI
                  Pension Fund, GMW and MW Seller.

 10.24            Subordinated Convertible Note, dated as of April 12, 1994 from the Company to             (B)
                  Warren J. Stanchina, as Trustee; Promissory Mortgage Note dated April 12, 1994 from the Company, GNS, GPS and GWF to Warren J. Stanchina, as Trustee.

 10.25            Indemnity Agreement, dated April 12, 1994, between Wedgefield LP, GWF and the             (B)
                  Company; Indemnity Agreement, dated April 12, 1994, between Palisades GP, GPS and the Company; Indemnity Agreement, dated April 12, 1994, between Northshore
                  GP, GNS and the Company; Wedgefield Second Mortgage Deed and Security
                  Agreement dated as of April 12, 1994 by GWF in favor of Warren Stanchina, as
                  Trustee; Palisades Second Mortgage Deed and Security Agreement dated as of
                  April 12, 1994 by GPS in favor of Warren Stanchina, as Trustee; Second Deed of
                  Trust and Security Agreement dated as of April 12, 1994 by  GNS in favor of
                  Warren Stanchina, as Trustee.

 10.26            Assumption Agreement, dated April 28, 1994, between BancFlorida, a Federal                (B)
                  Savings Bank ("BancFlorida"), GWF and GPS; Mortgage, Security Agreement, and
                  Assignment of Rents, dated April 21, 1989, by Wedgefield LP in favor of
                  BancFlorida; Mortgage Note, dated April 21, 1989, from Wedgefield LP to
                  BancFlorida.

 10.27            Assumption Agreement, dated April 28, 1994, between BancFlorida, GPS and GWF;             (B)
                  Mortgage, Security Agreement, and Assignment of Rents, dated December 8, 1989, by Palisades GP in favor of BancFlorida; Mortgage Note, dated December 8,
                  1989, from Palisades GP to BancFlorida.

 10.28            Agreement Relating to Construction, Maintenance and Operation of Golf Course              (B)
                  and Country Club, dated October 18, 1989, between Palisades Golf Club Limited
                  Partnership and Canam Palisades, Ltd.




 EXHIBIT/ITEM     DOCUMENT/DESCRIPTION                                                                   PAGE
                                                                                                         NUMBER

 10.29            Promissory Note, dated April 12, 1994, from GAS to Hermann Flachsmann; Deed of            (B)
                  Trust, Security Agreement, Financing Statement, and Assignment of Rental dated
                  April 12, 1994 by GAS to Wolfgang Dueren, as Trustee.

 10.30            Cooperation Agreement Relating to the Sale of Residential Property and                    (B)
                  Operation of a Golf Course and Country Club, dated April 12, 1994, by and between Northshore LP and GAS.

 10.31            Brassie Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan.            (B)

 10.32            Exclusive Personal Service Contract between the Company and Dye, Inc. dated               (C)
                  March 3, 1993.

 10.33            Loan Agreement, dated as of April 24, 1991, between Eliga and the Company and             (D)
                  Promissory Note dated September 15, 1991 in the amount of $780,000.

 10.34            Employment Agreement, dated as of May 16, 1994, between the Company and                   (B)
                  Richard J. Stahlhuth; Employment Agreement, dated as of May 16, 1994, between the Company and Hale S. Irwin.

 10.35            Employment Agreement, dated as of June 30, 1994, between the Company and Gary             (B)
                  A. Nacht.

 10.36            Warrant Agreement, dated March 15, 1994, between the Company and The Travers              (B)
                  Financial Corporation; Warrant Agreement, dated March 15, 1994, between the
                  Company and Theo Kraumanis.

 10.37            Form of Warrant Agreement between the Company and the signatories thereto                 (E)
                  dated July 28, 1993.

 10.38            Form of Warrant Agreement between the Company and the signatories thereto                 (F)
                  dated March 29, 1993.

 10.39            Form of Warrant Issued to the Summit Shareholders dated June 30, 1995.                    (G)

 10.40            Form of Warrant and Registration Rights Agreement Issued to Financial Advisor             (G)
                  dated June 30, 1995.

 10.41            1995 GSJ Partnership Loan Agreement and Promissory Note dated June 19, 1995.              (G)

 10.42            GSJ Loan Agreement with Canadian PT Limited Partnership, 1995 GSJ Deed of                 (G)
                  Trust and Security Agreement and Promissory Note dated October 1, 1995.

 10.43            1995 Deed of Trust and Security Agreement, Promissory Note and 1995 GSJ                   (G)
                  NationsBank Loan Agreement dated June 19, 1995.

 10.44            Amended and Restated GCP Promissory Note, First Amendment to GCP Loan                     (G)
                  Agreement, First Amendment to Credit Line Deed of Trust and Security Agreement
                  and Restatement of Guaranty Agreement dated May 5, 1995.

 10.45            Office Lease between Breckenridge VIII Investment Corporation, Lessor, and                (G)
                  Brassie Golf Corporation, Lessee, dated June 22, 1995.

 10.46            Consulting Agreement between the Company and Fantor Consulting Ltd. (Allen                (G)
                  Jefferson) dated January 1, 1996.



 EXHIBIT/ITEM     DOCUMENT/DESCRIPTION                                                                   PAGE
                                                                                                         NUMBER

 10.47            Agreement in Principle dated February 21, 1996 between the Company, Gordon                (H)
                  Ewart, the Company's four golf course subsidiaries and the Company's three pension fund partners.

 10.48            Form of $5.5 million 6% Convertible Debenture issued by the Company on March              (I)
                  19, 1997.

 10.49            Form of Letter Agreement dated September 6, 1996 Amending Terms of Company's              (J)
                  $5.5 million 6% Convertible Debenture.

 10.50            Sale of Certain Note Secured by Junior Security dated November 14, 1996 between UA Pension Fund, A & E Capital Funding, Inc., GCP, and the Company
                  selling and assigning the second mortgage loan on the Gauntlet at Curtis Park from UA Pension Fund to A & E Capital.

 10.51            Agreement for Sale and Purchase dated June 25, 1996 between Divot Development
                  Corporation and SJH Partnership, Ltd. concerning Southeast Parcel 2 of the St.
                  Johns Development.

 10.52            Amendment to Agreement for Sale and Purchase dated December 11, 1996 between
                  SJH Partnership, Ltd. and Divot Properties WGV, Inc. concerning Southeast
                  Parcel 2 of the St. Johns Development.

 10.53            Assignment and Assumption of Purchase Agreement dated December 11, 1996 between Divot Development Corporation and Divot Properties WGV, Inc.
                  concerning Southeast Parcel 2 of the St. Johns Development.

 10.54            Letter Agreement dated January 31, 1997 between Flurina Development S.A. and the Company amending the terms of the Company's Convertible Debenture held by
                  Flurina.

 10.55            Letter Agreement dated February 5, 1997 between Pyramid Investments, LLC and the Company amending the terms of the Company's Convertible Debenture held by
                  Pyramid.

 10.56            Letter Agreement dated January 29, 1997 between Infinity Investors Ltd. and the Company concerning converting a portion of the Infinity debenture and the payoff of the Infinity debenture.

 10.57            Assignment of Debenture dated February 5, 1997 between Infinity Investors Ltd.
                  and Pyramid Investments, LLC assigning to Pyramid the Company's debenture held by Infinity.

 10.58            Form of Warrant issued to Infinity Investors Ltd. dated January 31, 1997.

 10.59            Form of Warrant Agreement between the Company and Pyramid Investments, LLC dated February 5, 1997.

 21.1             Subsidiaries of the Company.                                                              (B)

 27               Financial Data Schedule (For SEC Use Only)

-------------------------------------------

(A) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993.
(B)       Incorporated by reference from the Company's Form 10, file
          No. 0-24812, filed on September 15, 1994.
(C)       Incorporated by reference from the Company's Form 10, file
          No. 0-23056, filed on December 13, 1993 (Exhibit 10.14 thereto).

(D) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.15 thereto).
(E) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.16 thereto).
(F) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.17 thereto).
(G) Incorporated by reference from the Company's Form 10-K, file No. 0-24812 filed on April 15, 1996.
(H) Incorporated by reference from the Company's Form 8-K, file No. 0-24812 filed on August 30, 1996.
(I) Incorporated by reference from the Company's Form 10-QSB, file No. 0-24812 filed on May 15, 1996.
(J) Incorporated by reference from the Company's Form 10-QSB, file No. 0-24812 filed on October 30, 1996.

             (b)      Reports on Form 8-K

                      The Company did not file any Current Report on Form 8-K, during the last quarter of 1996.

                                   SIGNATURES

                 In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRASSIE GOLF CORPORATION


                                        By: /s/     Steve Tucker
                                            -----------------------------------
                                            Principal Financial and Accounting
                                            Officer

Dated: April 14, 1997


                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                                             DATE
---------                                      -----                                             ----
/s/ Steve Tucker                         Principal Financial                               April 14, 1997
----------------------------------       and Accounting Officer
Steve Tucker

/s/ Gordon D. Ewart                     Director                                           April 14, 1997
-------------------------------
Gordon D. Ewart

/s/ Robert G. Atkinson                  Director                                           April 14, 1997
------------------------------
Robert G. Atkinson

/s/ William E. Horne                    Director                                           April 14, 1997
-------------------------------
William E. Horne

/s/ Thomas K. Richardson                Director                                           April 14, 1997
---------------------------
Thomas K. Richardson

/s/ Lance McNeill                       Director                                           April 14, 1997
------------------------------
Lance McNeill



                                   SIGNATURES

                 In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRASSIE GOLF CORPORATION


                                        By:    /s/     William E. Horne
                                               ---------------------------------
                                               President (Principal Executive
                                               Officer)

Dated: April 14, 1997


                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                                             DATE
---------                                      -----                                             ----

/s/ Gordon D. Ewart                            Director                                          April 14, 1997
----------------------------------
Gordon D. Ewart


/s/ Robert G. Atkinson                         Director                                          April 14, 1997
----------------------------------
Robert G. Atkinson


/s/ Lance McNeill                              Director                                          April 14, 1997
-----------------------------------
Lance McNeill


/s/ Thomas K. Richardson                       Director                                          April 14, 1997
------------------------------
Thomas K. Richardson


/s/ Steve Tucker                               Controller (Principal Financial                   April 14, 1997
-------------------------------------            and Accounting Officer)
Steve Tucker



                                   SIGNATURES

                 In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.