Form 10QSB
period 1997-03-31
BRASSIE GOLF CORP
filed 1997-05-15
CIK 916184

                            BRASSIE GOLF CORPORATION
                      QUARTERLY REPORT FOR THE THREE-MONTH
                          PERIOD ENDED MARCH 31, 1997

                                  FORM 10-QSB


                               TABLE OF CONTENTS
                               -----------------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 . . . .    3

         Condensed Consolidated Statements of Operations for the three-month periods
         ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

         Condensed Consolidated Statements of Changes in Shareholders' Equity
         for the three-month period ended March 31, 1997  . . . . . . . . . . . . . . . . . . . .    6

         Condensed Consolidated Statements of Cash Flows for the three-month
         periods ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .    7

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . .    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 4.  Submission of Matters to a Vote of Securities Holders  . . . . . . . . . . . . . . . . .   18
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
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

                                     ASSETS
                                     ------


                                                        March 31,     December 31,
                                                          1997            1996
                                                      ------------   -------------
Current assets:
   Cash                                               $     127,673   $    806,079
   Marketable equity securities                              39,912         39,912
   Trade accounts receivable, net                           671,670        488,281
   Inventories                                              157,665        133,365
   Prepaid expenses and other current assets                 59,211        135,114
                                                      -------------   ------------
Total current assets                                      1,056,131      1,602,751

Equity investments in subsidiaries                          167,129        150,000
Property and equipment, net                              10,286,343     10,394,636
Accounts receivable from related parties                    456,937        456,937
Intangible assets, net                                      799,772        868,500
Goodwill, net                                               611,245        626,245
                                                      -------------   ------------
Total assets                                          $  13,377,557   $ 14,099,069
                                                      =============   ============



See accompanying notes

                            BRASSIE GOLF CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                March 31,         December 31,
                                                                  1997                1996
                                                             ------------           ------------
Current Liabilities:
   Accounts payable and accrued expenses                     $    683,196           $    773,798
   Accrued interest payable                                       172,561                217,274
   Income tax payable                                             189,712                197,712
   Current portion of long-term debt                              684,154                684,154
   Current portion of long-term debt - related parties            100,000                100,000
   Current maturities of capital lease obligations                 34,598                 34,598
                                                             ------------           ------------
Total current liabilities                                       1,864,221              2,007,536

Accrued discount on convertible debentures                        609,593                882,188
Long-term debt, less current portion                            6,825,976              7,984,832
Long-term debt, less current portion - related parties          1,193,895              1,193,895
Long-term capital lease obligations, less current portion          67,282                 75,643

Minority interest payable                                         111,684                111,684

Shareholders' Equity:
   Preferred Stock, $.001 par value;
     1,000,000 shares authorized; 375,000 shares issued               375                    375
   Common Stock, $.001 par value; 50,000,000 shares
     authorized; 28,446,753 shares issued and
     outstanding                                                   28,447                 24,079
   Additional paid-in capital                                  25,772,297             24,406,435
   Accumulated deficit                                        (23,016,903)           (22,519,314)
   Unrealized (loss) on investments                                  (237)                  (237)
   Foreign currency translation adjustment                        (79,073)               (68,047)
                                                             ------------           ------------
Total shareholders' equity                                      2,704,906              1,843,291
                                                             ------------           ------------
Total liabilities and shareholders' equity                   $ 13,377,557           $ 14,099,069
                                                             ============           ============



See accompanying notes

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                     Three Months Ended
                                                                       March 31, 1997
                                                                     ------------------
                                                                1997                    1996
                                                             -----------            -----------
Operating revenues:
  Golf revenues                                              $   443,492            $   359,366
  Food and beverage revenues                                      97,412                 83,559
  Proshop revenues                                                53,367                 49,604
  Membership fees and dues                                        91,227                 52,691
  Resident membership fees                                        30,000                 95,000
  Management and design fees                                     379,504                531,828
  Other                                                            5,259                  3,744
                                                             -----------            -----------
    Total operating revenues                                   1,100,261              1,175,792

Operating expenses:
  Golf course operations                                         306,762                243,428
  Cost of food and beverage sales                                 41,056                 34,343
  Cost of proshop sales                                           36,301                 30,419
  Marketing expenses                                              67,830                 68,809
  Management and design expenses                                 373,226                341,584
  General and administrative expenses                            441,822                661,232
  Depreciation and amortization expense                          194,507                267,045
                                                             -----------            -----------
    Total operating expenses                                   1,461,504              1,646,860
                                                             -----------            -----------
  Operating loss                                                (361,243)              (471,068)


Other income (expense):
  Interest expense                                              (178,472)              (210,602)
  Income from (loss on) equity
     investments in subsidiaries                                  19,890               (139,312)
  Interest and other income                                       22,236                  4,806
                                                             -----------            -----------

Net loss before minority interest                               (497,589)              (816,176)
Minority interest expense                                            -                  (49,984)
                                                             -----------            -----------
Net loss                                                     $  (497,589)           $  (866,160)
                                                             ===========            ===========
Net loss per share                                           $      (.02)           $      (.05)
                                                             ===========            ===========
Weighted average number of shares
outstanding                                                   27,447,900             17,689,100
                                                             ===========             ==========

See accompanying notes

                            BRASSIE GOLF CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                              Common                 Preferred
                                                       --------------------      ------------------
                                                        Shares       Amount      Shares      Amount
                                                     --------------------------------------------------------------------
Balance at December 31, 1996                          24,078,630     $24,079     375,000     $  375

Net loss
Issuance of Common Stock in connection with
  convertible debenture                                4,368,123       4,368
                                                     --------------------------------------------------------------------
Translation of foreign currency financial statements
Balance at March 31, 1997                             28,446,753     $28,447     375,000     $  375
                                                     ====================================================================


                                                                                       Foreign
                                                      Additional                       Currency      Unrealized
                                                       Paid-in        Accumulated     Translation     Gain on
                                                       Capital          Deficit       Adjustment     Investment   Total
                                                     --------------------------------------------------------------------
Balance at December 31, 1996                         $24,406,435    $ (22,519,314)    $ (68,047)      $(237)  $ 1,843,291

Net loss                                                                 (497,589)                               (497,589)
Issuance of Common Stock in connection with
  convertible debenture                                1,365,862                                                1,370,230
Translation of foreign currency financial statements                                    (11,026)                  (11,026)
                                                     --------------------------------------------------------------------
Balance at March 31, 1997                            $25,772,297    $ (23,016,903)     $(79,073)      $(237)  $ 2,704,906
                                                     ====================================================================




See accompanying  notes

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     ------------------

                                                                 1997               1996
                                                               --------           --------
    Cash flows from operating activities:
      Net loss                                                $ (497,589)          $(866,160)
      Adjustment to reconcile net loss to
        net cash (used) provided in operating activities:
        Income from investments in subsidiaries                  (19.890)            139,312
        Depreciation and amortization                            194,507             267,045
        Net change in other working capital items               (275,104)           (177,367)
        Accounts receivable from related parties                     -               (42,767)
                                                              ----------           ---------
    Net cash (used) provided in operating activities            (598,076)           (679,937)

    Investing activities:
      Sales (purchases) of property and equipment, net            27,827             (63,958)
      Change in loan and amortization costs                      (30,312)           (182,394)
      Additional investment in subsidiaries                        2,761             (50,113)
                                                              ----------           ---------
    Net cash provided (used) in investing activities                 276            (296,465)

    Financing activities:
      Additions to long-term borrowings                             -              5,500,000
      Payments for long-term borrowings and capital leases    (1,167,217)           (378,770)
      Issuance of common stock                                 1,370,230               50,000
      Changes in accrued discount on convertible debentures     (272,595)               -
      Proceeds on loans from officers and shareholders             -                  179,121
                                                              ----------           ----------
    Net cash provided (used) by financing  activities            (69,582)           5,350,351

    Effect of foreign currency exchange rate changes on cash     (11,024)              (9,122)
    Increase (decrease) in cash                                 (678,406)           4,364,827
    Cash at beginning of period                                  806,079               52,608
                                                              ----------           ----------
     Cash at end of period                                    $  127,673           $4,417,435
                                                              ==========           ==========
    Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                $  102,891           $  150,975
                                                              ==========           ==========



See accompanying notes

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)

NOTE A.  BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e. "public") golf courses.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1996 contained in its current Annual Report on Form 10-KSB.

     Investment in Subsidiaries - The Company holds majority interest in the golf courses at Curtis Park (100%) and St. James (80%) which are included in the Company's condensed consolidated financial statements. The Company also holds 30% investments in two golf courses, Laurel Valley and Myrtle West, which are accounted for using the equity method of accounting.

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

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)

NOTE A.  BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Amortization charged to continuing operations amounted to $15,000 for the three months ended March 31, 1997, and $65,600 in the three-month period ended March 31, 1996

         The Company carries its goodwill asset at its purchase price, less amortized amounts, but subject to annual review for impairment. The Company's policy for the valuation of goodwill is to calculate the undiscounted projected future cash flows of Summit expected to be generated over the life of the goodwill. This amount is then compared to the carrying value of the goodwill to determine if the asset is impaired.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

         Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform to the classifications used in 1997. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)


NOTE B.  LONG-TERM DEBT
Long-term debt with financial institutions and other third parties as of March 31, 1997 consists of the following:

Golf course development loan to St. James from bank,
  payable in monthly principal installments of $16,319,
  plus interest beginning August 1, 1995, with the
  remaining principal balance and unpaid interest due
  July 1, 2002; collateralized by land and land
  improvements.  Interest is payable at prime (8.5% at
  March 31, 1997) plus 1.0%.                                       $ 2,041,855

Golf course development loan to Curtis Park from bank, payable in monthly principal payments of $31,875, April through
  November, 1996 through 2000, with remaining principal
  balance and unpaid interest due on December 31, 2000;
  collateralized by leasehold interest in land and land
  improvements.  Interest is payable monthly at prime (8.5%
  at March 31, 1997) plus 1.0%.                                      2,309,497

Unsecured operating term loan from bank, with interest at
  10.75%, payable in monthly installments of $16,723, which
  includes principal and interest, through January 1999.               319,370

Convertible 6% debentures due March 1, 1998, unless converted into common stock, interest payable incrementally
  upon conversions with the balance, if any, at maturity.            2,423,597

  Other notes payable                                                  415,811
                                                                    ----------
  Less current portion                                               7,510,130
                                                                       684,154
                                                                    ----------
                                                                    $6,825,976
                                                                    ==========

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)

NOTE B.  LONG-TERM DEBT (CONTINUED)
Long-term debt with related parties as of March 31, 1997 consists of the following:

Loan payable to a related party, principal due at maturity on
   June 30, 2001, collateralized by a leasehold interest in
   land and land improvements, subordinated to bank loan, with
   interest payable quarterly at 9.5%.                              $ 469,000

 Construction loan payable to a shareholder of St. James,
   payable in annual principal payments of $100,000
   beginning October 1996 with the remaining principal
   balance and unpaid interest due on October 2000,
   collateralized by land and improvements and various
   equipment, subordinated to bank loan, with interest
   accruing at prime, adjusted annually (8.25% at
   October 1, 1996), plus 2%, payable quarterly.                      811,828

 Other notes payable
                                                                       13,067
                                                                   ----------
 Less current portion                                               1,293,895
                                                                      100,000
                                                                   ----------
                                                                   $1,193,895
                                                                   ==========

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)

NOTE C.  SHAREHOLDERS' EQUITY

         As of March 31, 1997, warrants to purchase 5,188,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $0.75 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 50,000 warrants expire December 5, 1998; 150,000 warrants expire June 30, 1999; 1,000,000 warrants expire January 24, 2000; 2,000,000 warrants expire February 4, 2000; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.

         During the three-month periods ending March 31, 1997 and 1996, no warrants were exercised.

         During the three-month periods ending March 31, 1997 and 1996, no employee stock options were issued, exercised or redeemed.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three month periods ended March 31, 1997 and 1996 and for the years ended December 31, 1996 and 1995, included in the Company's 1996 Annual Report on Form 10-KSB.

         Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio currently consists of 25 owned, leased and managed golf courses: a majority owned golf course in North Carolina, two minority investments in golf courses in South Carolina; a 100% owned subsidiary that leases a golf course in Virginia; Hale Irwin Golf Services, Inc., an international golf course design company based in St. Louis, Missouri, and, as a result of the June 30, 1995 acquisition of Summit Golf Corporation, a portfolio of 21 facilities under management contracts at March 31, 1997, including private, semi-private and daily-fee golf courses in 10 states throughout the U.S.

         The following table indicates the number of full months each owned or partially owned course was operating during the respective periods:


                                                                                  Quarter Ended March 31,
                                                         Percentage Ownership     -----------------------
                                                            as of 3/31/97            1997          1996
                                                            ---------------         ------        ------
Curtis Park         (opened for play June 1995)                 100%                  3              3
St. James           (opened for play October 1991)               80%                  3              3
Laurel Valley       (opened for play April 1993)                 30%                  3              3
Myrtle West         (acquired December 30, 1993)                 30%                  3              3


As a result of the change in the Company's percentage of ownership interests at the Laurel Valley and Myrtle West golf courses effective February 29, 1996, the financial results for the three months ending March 31, 1996 are restated to report those investments under the equity method of accounting. Curtis Park and St. James continue to be included in the condensed consolidated financial statements as subsidiaries of the Company. See Item 1.c. of the Consolidated Financial Statements as reported in the Company's December 31, 1996 Annual Report on Form 10-KSB and incorporated herein by reference for a description of the Company's ownership interests in each of the aforementioned golf courses.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

         (A)     Revenues

         The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

         The period-to-period increase (decrease) in each of the revenue categories is as follows:

                                                Quarter Ended March 31
                                              ---------------------------      Increase
                                                   1997            1996       (Decrease)
                                              -----------      ----------     ----------
            Golf Fees                         $   443,492      $  359,366     $  84,126
            Design and Management Fees            379,504         531,828      (152,324)
            Membership Fees and Annual Dues       121,227         147,691       (26,464)
            Food & Beverage                        97,412          83,559        13,853
            Pro Shop Sales                         53,367          49,604         3,763
            Other Income                            5,259           3,744         1,515
                                              -----------      ----------     ---------
                                              $ 1,100,261      $1,175,792     $ (75,531)

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

         In the aggregate, the Company generated $1,100,261 in revenues during the quarter ended March 31, 1997 compared to $1,175,792 during the quarter ended March 31, 1996. This decrease of $75,531 is primarily due to a $152,324 decrease in design and management fees offset by a $84,126 increase in golf fees.

         (B)     Costs and Expenses

         The Company's total operating expenses decreased to $1,461,504 during the three-month period ended March 31, 1997 from $1,646,860 during the quarter ended March 31, 1996.

         Of the $185,356 decrease, $219,410 was attributable to general and administrative expenses and $72,538 to depreciation and amortization, offset by an increase of $63,334 for golf course operations and $31,642 for management and design expenses.

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

         Interest expense decreased from $210,602 during the three-month period ended March 31, 1996 to $178,472 during the three-month period ended March 31, 1997. The decrease of $32,130 is primarily due to a $36,723 decrease in interest expense as a result of refinancing the second mortgage at Curtis Park. The prime rate increased from 8.25% at March 31, 1996 to 8.50% at March 31, 1997.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest and other income increased from $4,806 during the three-month period ended March 31, 1996 to $22,236 during the three-month period ended March 31, 1997.

         For the quarter ended March 31, 1997, the Company incurred a gain on equity investments in subsidiaries of $19,890, an improvement of $159,202 over the $139,312 loss for the quarter ended March 31, 1996.

         (C)      Net Loss

         For the quarter ended March 31, 1997, the Company had net loss of $497,589 an improvement of $368,571 from the net loss of $866,160 for the three-month period ended March 31, 1996. The increase is attributable to the reasons stated above.

         (D)     Inflation

         Inflation has not had a material effect on the Company's operations during the three-month periods ended March 31, 1997 or March 31, 1996.


                       LIQUIDITY AND CAPITAL RESOURCES

         Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions and capital improvements, the Company is reliant upon long-term borrowing and equity financing.

Working Capital

         The Company had a working capital deficiency of $808,090 as of March 31, 1997, as compared to a working capital deficiency of $404,785 as of December 31, 1996. The reduction in working capital of $403,305 from December 31, 1996 to March 31, 1997 relates primarily to the net loss for the three-month period ended March 31, 1997 and an increase in accounts receivable and a decrease in accounts payable due to seasonality at the golf courses.


         The total borrowings for the Company were $8,804,025 as of March 31, 1997 compared to $9,962,881 as of December 31, 1996. The reduction in borrowings of $1,158,856 from December 31, 1996 to March 31, 1997 consists of $1,042,441 due to the conversion of debentures into common stock and $116,415 in payments on bank loans.

                           BRASSIE GOLF CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS THREE MONTHS ENDED MARCH 31,
                                1997 AND 1996
                                 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Proceeds from Developer's Resident Lot Sales

         By agreement with developers of residential real estate developments contiguous to the St. James golf course, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. During the three months ended March 31, 1997, 6 lots were sold by the developer at St. James, the proceeds of which increased cash by $30,000, compared to 19 lots sold during the three-month period ended March 31, 1996, the proceeds of which increased cash by $95,000. As of March 31, 1997, the Company estimates that there will be 178 future residential lots to be sold, each of which when sold would generate a $5,000 resident membership fee under the agreement at St. James. Although lot sales have continued to close at St. James subsequent to March 1997, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)



                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Item 3 of the Consolidated Financial Statements of the Company for the year ended December 31, 1996 for a description of legal proceedings to which the company is a party.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    27    -    Financial Data Schedule (for SEC use only)

(b) Reports
    None

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BRASSIE GOLF CORPORATION



                                        /s/Steve Tucker
                                        ------------------------------------
                                        Steve Tucker, Controller
                                        (Principal Financial and
                                        Accounting Officer)
Date:  May 15, 1997