Form 10QSB
period 1997-06-30
BRASSIE GOLF CORP
filed 1997-08-21
CIK 916184

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1997; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________

     COMMISSION FILE NO. 0-24812


                                   BRASSIE GOLF CORPORATION
------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


             DELAWARE                                 56-1781650
--------------------------------            ------------------------------

(State or other jurisdiction                (I.R.S. EmployerIdentification No.)
 incorporation or organization)

                      One Tampa City Center, Suite 2550 Tampa, FL 33602
------------------------------------------------------------------------------
                           (Address of principal executive offices)


                                        (813) 621-4653
------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

On June 30, 1997 there were 29,519,487 shares of the issuer's Common Stock, $.001 par value, and 281,250 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                                   BRASSIE GOLF CORPORATION
                         QUARTERLY REPORT FOR THE THREE AND SIX-MONTH
                                 PERIODS ENDED JUNE 30, 1997

                                         FORM 10-QSB

                                      TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996  3

        Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1997 and 1996................................  5

        Condensed Consolidated Statements of Changes in Shareholders' Equity for the
        six-month period ended June 30, 1997...........................................  6

        Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended June 30, 1997 and 1996................................  7

        Notes to Condensed Consolidated Financial Statements...........................  8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations  .............................................................. 13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.............................................................. 18
Item 2. Changes in Securities.......................................................... 18
Item 3. Defaults Upon Senior Securities................................................ 18
Item 4. Submission of Matters to a Vote of Securities Holders.......................... 18
Item 5. Other Information.............................................................. 18
Item 6. Exhibits and Reports on Form 8-K............................................... 18
Signatures............................................................................. 19

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                   BRASSIE GOLF CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                            ASSETS


                                                      June 30,                    December 31,
                                                        1997                          1996
                                                  ----------------               ---------------
Current assets:
  Cash                                                $    361,523                 $     806,079
  Marketable equity securities                              39,912                        39,912
  Trade accounts receivable, net                           409,619                       488,281
  Inventories                                              177,093                       133,365
  Prepaid expenses and other current assets                 48,609                       135,114
                                                  ----------------               ---------------
Total current assets                                     1,036,756                     1,602,751

Equity investments in subsidiaries                         149,603                       150,000
Property and equipment, net                             10,332,767                    10,394,636
Accounts receivable from related parties                   456,937                       456,937
Intangible assets, net                                     763,975                       868,500
Goodwill, net                                              609,545                       626,245
                                                  ----------------               ---------------
Total assets                                          $ 13,349,583                   $14,099,069
                                                  ================               ===============



See accompanying notes

                                   BRASSIE GOLF CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                         (Unaudited)

                             LIABILITIES AND SHAREHOLDERS' EQUITY




                                                            June 30,            December 31,
                                                              1997                  1996
                                                         ---------------       ---------------
Current Liabilities:
   Accounts payable and accrued expenses                       $ 966,026             $ 773,798
   Accrued interest payable                                      196,281
   Income tax payable                                            189,712               197,712
   Current portion of long-term debt                             719,154               684,154
   Current portion of long-term debt - related parties           100,000               100,000
   Current maturities of capital lease obligations                41,598                34,598
                                                         ---------------       ---------------
Total current liabilities                                      2,212,771             2,007,536

Accrued discount on convertible debentures                       570,494               882,188
Long-term debt, less current portion                           6,502,096             7,984,832
Long-term debt, less current portion - related parties         1,193,895             1,193,895
Long-term capital lease obligations, less current                 68,251                75,643
portion

Minority interest payable                                        111,684               111,684

Shareholders' Equity:
    Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 shares                   281                   375
       issued and outstanding
    Common Stock, $.001 par value; 50,000,000 shares
       authorized; 29,519,487 shares issued and
       outstanding                                                29,520                24,079
    Additional paid-in capital                                25,974,396            24,406,435
    Accumulated deficit                                     (23,234,527)          (22,519,314)
    Unrealized (loss) on investments                               (237)                 (237)
    Foreign currency translation adjustment                    ( 79,041)              (68,047)
                                                         ---------------       ---------------
Total shareholders' equity                                     2,690,392             1,843,291
                                                         ---------------       ---------------
Total liabilities and shareholders' equity                   $13,349,583           $14,099,069
                                                         ===============       ===============


See accompanying notes

                                            BRASSIE GOLF CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                   Three Months Ended                          Six Months Ended
                                           June 30, 1997        June 30, 1996          June 30, 1997      June 30, 1996
                                           -------------        -------------          -------------      -------------
Operating revenues:
   Golf revenues                           $      551,327       $      640,514         $     994,819      $      999,880
   Food and beverage revenues                     159,439              155,767               256,851             239,326
   Proshop revenues                                84,308               79,807               137,675             129,411
   Membership fees and dues                       246,867              152,798               338,094             205,489
   Resident membership fees                       100,000              220,000               130,000             315,000
   Management and design fees                     332,267              475,404               711,771           1,007,232
   Other                                              698                    7                 5,957               3,751
                                           --------------      ---------------         -------------      --------------
        Total operating revenues                1,474,906            1,724,297             2,575,167           2,900,089

Operating expenses:
   Golf course operations                         380,278              371,850               687,040             615,278
   Cost of food and beverage sales                 60,145               61,879               101,201              96,222
   Cost of proshop sales                           55,668               49,951                91,969              80,370
   Marketing expenses                              81,474               61,354               149,304             130,163
   Management and design expenses                 247,340              276,098               620,566             617,682
   General and administrative expenses            500,741              632,082               942,563           1,293,314
   Depreciation and amortization expense          175,499              260,463               370,006             527,508
                                           --------------      ---------------         -------------      --------------
        Total operating expenses                1,501,145            1,713,677             2,962,649           3,360,537
                                           --------------      ---------------         -------------      --------------
   Operating income (loss)                       (26,239)               10,620             (387,482)           (460,448)

Other income (expense):
   Interest expense                             (176,189)            (272,959)             (354,661)           (483,561)
   Loss on equity investment in
     subsidiaries                                (19,890)             (42,787)                     -           (182,099)
   Interest and other income                        4,694              628,892                26,930             633,698
                                           --------------      ---------------         -------------      --------------

Net income (loss) before minority interest      (217,624)              323,766             (715,213)           (492,410)
Minority interest expense                           -                     -                    -                (49,984)
                                           --------------      ---------------         -------------      --------------
Net income (loss)                          $    (217,624)      $       323,766         $   (715,213)      $    (542,394)

                                           ==============      ===============         =============      ==============
Net income (loss) per share                $        (.01)      $           .02         $       (.03)      $        (.03)
                                           ==============      ===============         =============      ==============
Weighted average number of shares
    outstanding                                28,773,200           18,112,800            28,114,200           17,900,90
                                           ==============      ===============         =============      ==============





See accompanying notes

                                   BRASSIE GOLF CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         (Unaudited)



                                                      Common                 Preferred
                                                Shares       Amount      Shares     Amount
                                              -----------  ----------  ---------- ----------
Balance at December 31, 1996                   24,078,630     $24,079     375,000   $    375

Net loss

Conversion of Preferred Stock to Common Stock     468,750         469    (93,750)       (94)
Issuance of Common Stock in connection with
   convertible debenture                        4,972,107       4,972
Translation of foreign currency financial
   statements
                                              -----------  ----------  ---------- ----------
Balance at June 30, 1997                       29,519,487     $29,520     281,250    $   281
                                              ===========  ==========  ========== ==========

                                                                                          Foreign
                                              Additional                    Unrealied     Currency
                                                Paid-in      Accumulated     Gain on    Translation
                                                Capital        Deficit      Investment  Adjustment      Total
                                              -----------  --------------  ----------- ----------- -------------
Balance at December 31, 1996                  $24,406,435  $ (22,519,314)       $(237)   $(68,047)   $ 1,843,291

Net loss                                                        (715,213)                              (715,213)

Conversion of Preferred Stock to Common Stock       (375)                                                      0
Issuance of Common Stock in connection with
   convertible debenture                        1,568,336                                              1,573,308
Translation of foreign currency financial
   statements                                                                 (10,994)    (10,994)
                                              -----------  --------------  ----------- ----------- -------------
Balance at June 30, 1997                      $25,974,396  $ (23,234,527)       $(237)   $(79,041)    $2,690,392
                                              ===========  ==============  =========== =========== =============

See accompanying  notes

                                   BRASSIE GOLF CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                             Three Months Ended                        Six Months Ended
                                                        June 30,1997       June 30, 1996       June 30, 1997         June 30, 1996
                                                       --------------      -------------      ---------------      -----------------
Cash flows from operating activities:

    Net income (loss)                                      $(217,624)           $323,766            $(715,213)            $(542,394)

Adjustment to reconcile net income (loss) to net cash
  (used) provided in operating activities:
        Loss on equity investments in subsidiaries             19,890             42,787                     -               182,099
        Depreciation and amortization                         175,499            260,463               370,006               527,508
        Net change in other working capital items             559,777          (808,963)               284,673             (986,330)
        Accounts receivable from related parties                    -          (143,917)                     -             (186,684)
                                                       --------------      -------------      ----------------        --------------
Net cash (used) provided in operating activities              537,542          (325,864)              (60,534)           (1,005,801)

Investing activities:
     Purchases of property and equipment, net               (184,426)           (56,994)             (214,738)             (120,952)
     Change in loan and amortization costs                          -           (74,935)                27,827             (257,329)
     Additional investment in subsidiaries                    (2,364)          (293,789)                   397             (343,902)
                                                       --------------      -------------      ----------------        --------------
Net cash (used) provided in investing activitiy             (186,790)          (425,718)             (186,514)             (722,183)

Financing activities:
    Additions to long-term borrowings                          50,300             29,411                50,300             5,529,411
    Payments for long-term borrowings and
      capital leases                                        (331,211)        (1,281,231)           (1,498,428)           (1,660,001)

    Issuance of common stock                                  203,078            820,873             1,573,308               870,873
    Change in accrued discount on convertible
      debentures                                             (39,099)                  -             (311,694)                     -
    Proceeds on loans from officers and shareholders                -                  -                     -               179,121
                                                       --------------      -------------      ----------------        --------------
Net cash provided (used) by financing activit               (116,932)          (430,947)             (186,514)             4,919,404

Effect of foreign currency exchange rate changes on
  cash                                                             30              4,299              (10,994)               (4,823)
                                                       --------------      -------------      ----------------        --------------
Increase (decrease) in cash                                   233,850        (1,178,230)             (444,556)             3,186,597
Cash at beginning of period                                   127,673          4,417,435               806,079                52,608
                                                       --------------      -------------      ----------------        --------------
Cash at end of period                                        $361,523         $3,239,205              $361,523            $3,239,205
                                                       ==============      =============      ================        ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                 $142,091           $392,629              $284,751              $543,604
                                                       ==============      =============      ================        ==============

Supplemental disclosure of non-cash investing and financing activities:
   During the six months ended June 30, 1997, preferred stock and additional paid in capital declined by $94 and $375 respectively, and common stock increased by $469 when 93,750 shares of preferred stock was converted into 468,750 shares of common stock.

See accompanying notes

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)


NOTE A.  Business of the Company and Significant Accounting Policies

Description of Business
Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e. "public") golf courses.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1996 contained in its current Annual Report on Form 10-KSB.

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

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)

NOTE A.  Business of the Company and Significant Accounting Policies (continued)

Amortization charged to continuing operations amounted to $1,700 for the three-month period ended June 30, 1997, and $65,600 for the three-month period ended June 30, 1996.

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

        Net Income ( Loss) Per Share - Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the period presented. Stock options and warrants are considered anti-dilutive and have not been considered in the computations.

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

        Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform to the classifications used in 1997. These reclassifications had no effect on net income (loss) or shareholders' equity as previously reported.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)


NOTE B.  Long-Term Debt
Long-term debt with financial institutions and other third parties as of June 30
1997 consists of the following:

Golf  course  development  loan to St.  James  from  bank,  payable  in  monthly principal  installments of $16,319,  plus interest  beginning August 1, 1995, with the remaining  principal  balance and unpaid  interest due July 1, 2002;
   collateralized  by land and land  improvements.  Interest is payable at prime
   (8.5% at June 30, 1997) plus 1.0%.                                                $ 1,992,896

Golf course  development  loan to Curtis  Park from  bank,  payable  in  monthly principal  payments of $31,875,  April through  November,  1996 through 2000, with  remaining  principal  balance and unpaid  interest  due on December 31,
   2000;  collateralized  by leasehold  interest in land and land  improvements.
   Interest is payable monthly at prime (8.5% at June 30, 1997) plus 1.0%.             2,245,747

Unsecured  operating  term loan from bank,  with interest at 10.75%,  payable in monthly  installments  of $16,723,  which  includes  principal  and interest,
   through January 1999.                                                                 277,741

Convertible 6% debentures due March 1, 1998, unless converted into common stock, interest payable  incrementally upon conversions with the balance, if any, at
   maturity.                                                                           2,269,995

Other notes payable                                                                      434,871
                                                                                     -----------
                                                                                       7,221,250
Less current portion                                                                     719,154
                                                                                     -----------
                                                                                     $ 6,502,096
                                                                                     ===========

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)

NOTE B.  Long-Term Debt (continued)

Long-term debt with related parties as of June 30, 1997 consists of the following:

Loan payable to a related  party,  principal  due at maturity on June 30,  2001, collateralized  by a  leasehold  interest  in  land  and  land  improvements,
   subordinated to bank loan, with interest payable quarterly at 9.5%.               $   469,000

Construction  loan  payable to a  shareholder  of St.  James,  payable in annual principal  payments of $100,000  beginning  October  1996 with the  remaining principal balance and unpaid interest due on October 2000,  collateralized by land and improvements and various equipment,  subordinated to bank loan, with interest  accruing at prime,  adjusted  annually  (8.25% at October 1, 1996),
   plus 2%, payable quarterly.                                                           811,828

Other notes payable                                                                       13,067
                                                                                     -----------
                                                                                       1,293,895
Less current portion                                                                     100,000
                                                                                     -----------
                                                                                     $ 1,193,895
                                                                                     ===========

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)


NOTE C.  Shareholders' Equity

        As of June 30, 1997, warrants to purchase 5,188,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $0.75 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 50,000 warrants expire December 5, 1998; 150,000 warrants expire June 30, 1999; 1,000,000 warrants expire January 24, 2000; 2,000,000 warrants expire February 4, 2000; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.

        During the three-month and six-month periods ending June 30, 1997 and 1996, no warrants were issued or exercised.

        During the three-month and six-month periods ending June 30, 1997 and 1996, no employee stock options were issued, exercised, redeemed, or cancelled.


NOTE D. Subsequent Event

        On July 16, 1997, the Company sold its golf course management operations to Granite Golf Group, Inc., of Phoenix, Arizona. To accomplish this transaction, the Company sold all the outstanding capital stock of two of its subsidiaries, Club Operations and Property Management, Inc., a Florida corporation, and Brassie Golf Management Services, Inc., a Delaware corporation to Granite. The sales price for the subsidiaries was comprised of $600,000 cash at closing and, at the Company's sole election, either (i) $250,000 cash to be paid within one year of closing or (ii) $500,000 of Granite common stock, one half of which is to be paid one year from closing and one half to be paid two years from closing. Refer to the Form 8-K filed July 31, 1997 incorporated herein by reference for additional information.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and six-month periods ended June 30, 1997 and 1996 and for the years ended December 31, 1996 and 1995, included in the Company's 1996 Annual Report on Form 10-KSB.

        Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio at June 30, 1997 consists of 25 owned, leased and managed golf courses: a majority owned golf course in North Carolina, two minority investments in golf courses in South Carolina; a 100% owned subsidiary that leases a golf course in Virginia; Hale Irwin Golf Services, Inc., an international golf course design company based in St. Louis, Missouri, and, as a result of the June 30, 1995 acquisition of Summit Golf Corporation, a portfolio of 21 facilities under management contracts at June 30, 1997, including private, semi-private and daily-fee golf courses in 10 states throughout the U.S.

        The following table indicates the number of full months each owned or partially owned course was operating during the respective periods:

                                               Percentage Ownership Quarter Ended June 30,
                                                     as of 6/30/97      1997       1996
Curtis Park       (opened for play June 1995)         100%                3          3
St. James         (opened for play October 1991)       80%                3          3
Laurel Valley     (opened for play April 1993)         30%                3          3
Myrtle West       (acquired December 30, 1993)         30%                3          3

As a result of the change in the Company's percentage of ownership interests at the Laurel Valley and Myrtle West golf courses effective February 29, 1996, the financial results for the three months and six months ending June 30, 1996 were restated to report those investments under the equity method of accounting. Curtis Park and St. James continue to be included in the condensed consolidated financial statements as subsidiaries of the Company. See Item 1.c. of the Consolidated Financial Statements as reported in the Company's December 31, 1996 Annual Report on Form 10-KSB and incorporated herein by reference for a description of the Company's ownership interests in each of the aforementioned golf courses.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                              RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

        (A)    Revenues

        The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

        The  period-to-period   increase  (decrease)  in  each  of  the  revenue
categories is as follows:

                                                                  Quarter Ended June  30          Increase
                                                                    1997           1996          (Decrease)
                                                               ------------- --------------      ----------
                  Golf Fees                                    $   551,327   $    640,514        $  (89,187)
                  Design and Management Fees                       332,267        475,404          (143,137)
                  Membership Fees and Annual Dues                  346,867        372,798           (25,931)
                  Food & Beverage                                  159,439        155,767              3,672
                  Pro Shop Sales                                    84,308         79,807              4,501
                  Other Income                                         698              7                691
                                                               ------------- --------------      -----------
                                                                $1,474,906    $ 1,724,297        $ (249,391)


                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        In the aggregate, the Company generated $1,474,906 in revenues during the quarter ended June 30, 1997 compared to $1,724,297 during the quarter ended June 30, 1996. This decrease of $249,391 is primarily due to a $143,137 decrease in design and management fees and a $89,187 decrease in golf fees.

        (B)    Costs and Expenses

        The Company's total operating expenses decreased to $1,501,145 during the three-month period ended June 30, 1997 from $1,713,677 during the quarter ended June 30, 1996.

        The decrease of $212,532 was primarily attributable to a decline in general and administrative expenses of $131,341 and a decline in depreciation and amortization of $84,964.

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

        Interest expense decreased from $272,959 during the three-month period ended June 30, 1996 to $176,189 during the three-month period ended June 30, 1997. The decrease of $96,770 is primarily due to a $41,778 decrease in interest expense related to conversions of the convertible debenture into common stock and a $33,369 decrease as a result of refinancing the second mortgage at Curtis Park. The prime rate increased from 8.25% at June 30, 1996 to 8.50% at June 30, 1997.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Interest and other income decreased from $628,892 during the three-month period ended June 30, 1996 to $4,694 during the three-month period ended June 30, 1997. Of this $624,198 decrease, approximately $580,000 relates to proceeds received in 1996 from a settlement of claims in connection with a subsidiary's former disposition of securities; the remaining decrease is attributable to lower returns on the Company's other investments due to lower available cash balances in 1997.

        For the quarter ended June 30, 1997, the Company incurred a loss on equity investments in subsidiaries of $19,890, an improvement of $22,897 over the $42,787 loss for the quarter ended June 30, 1996.

        (C)     Net Loss

        For the quarter ended June 30, 1997, the Company recognized a net loss of $217,624 as compared to a net income of $323,766 for the three-month period ended June 30, 1996. The decrease is attributable to the reasons stated above.

        (D)    Inflation

        Inflation has not had a material effect on the Company's operations during the three or six-month periods ended June 30, 1997 or June 30, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

        Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions and capital improvements, the Company is reliant upon long-term borrowing and equity financing.

Working Capital
        The Company had a working capital deficiency of $1,176,015 as of June 30, 1997, as compared to a working capital deficiency of $808,090 as of March 31, 1997 and $404,785 as of December 31, 1996. The working capital deficiency increased by $403,305 from December 31, 1996 to March 31, 1997 relates primarily to the net loss for the three-month period ended March 31, 1997 and an increase in accounts receivable and a decrease in accounts payable due to seasonality at the golf courses. The reduction in working capital of $367,925 from March 31, 1997 to June 30, 1997 relates primarily to a $282,830 increase in accounts payable and accrued expenses and $65,720 in other current liabilities.

        The total borrowings for the Company were $8,515,145 as of June 30, 1997 compared to $8,804,025 as of March 31, 1997 and $9,962,881 as of December 31, 1996. The reduction in borrowings of $1,158,856 from December 31, 1996 to March 31, 1997 consists of $1,042,441 due to the conversion of debentures into common stock and $116,415 in payments on bank loans. The reduction in borrowings from March 31, 1997 to June 30, 1997 of $288,880 consists of $153,602 due to the conversion of debentures into common stock and $135,278 in payments on bank loans.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Proceeds from Developer's Resident Lot Sales

        By agreement with developers of residential real estate developments contiguous to the St. James golf course, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements.
  During the three months
ended June 30, 1997, 20 lots were sold by the developer at St. James, the proceeds of which increased cash by $100,000, compared to 44 lots sold during the three-month period ended June 30, 1996, the proceeds of which increased cash by $220,000. As of June 30, 1997, the Company estimates that there will be 158 future residential lots to be sold, each of which when sold would generate a $5,000 resident membership fee under the agreement at St. James. Although lot sales have continued to close at St.
James subsequent to June 1997,
there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Item 3 of the Consolidated Financial Statements of the Company for the year ended December 31, 1996 for a description of legal proceedings to which the Company is a party.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    27    -    Financial Data Schedule (for SEC use only)

(b) Reports
    See Form 8-K filed July 31, 1997 incorporated herein by reference.

                                  BRASSIE GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (Unaudited)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BRASSIE GOLF CORPORATION


                                        /s/Stephen A. Tucker


                                        Stephen A. Tucker
                                        Chief Financial Officer
Date: August 13, 1997

                                 EXHIBIT INDEX

EXHIBIT                                                          PAGE

27        Financial Data Schedule (for SEC use only)