Form 10QSB
period 1997-09-30
BRASSIE GOLF CORP
filed 1997-11-07
CIK 916184

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-QSB


|X|Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

|_|Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________

   COMMISSION FILE NO. 0-24812


                 BRASSIE GOLF CORPORATION
------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


          DELAWARE                           56-1781650
--------------------------------    ------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

     One Tampa City Center, Suite 2550 Tampa, FL 33602
------------------------------------------------------------------------------
         (Address of principal executive offices)


                      (813) 222-0611
------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

On September 30, 1997 there were 29,519,487 shares of the issuer's Common Stock, $.001 par value, and 281,250 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                 BRASSIE GOLF CORPORATION
       QUARTERLY REPORT FOR THE THREE AND NINE-MONTH
             PERIODS ENDED SEPTEMBER 30, 1997

                        FORM 10-QSB

                     TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condenseed Consolidated Balance Sheets as of September 30, 1997 and December 31,
1996...........................................................................3

Condensed  Consolidated   Statements  of  Operations  for  the  three-month  and
nine-month periods ended September 30, 1997 and 1996...........................5

Condensed Consolidated Statements of Changes in Shareholders' Equity for the
nine-month period ended September 30, 1997.....................................6

Condensed  Consolidated  Statements  of  Cash  Flows  for  the  three-month  and nine-month periods ended September 30, 1997 and 1996...........................7

Notes to Condensed Consolidated Financial Statements...........................8

Item Management's Discussion and Analysis of Financial Condition and Results
 of Operations................................................................13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................18
Item 2. Changes in Securities.................................................18
Item 3. Defaults Upon Senior Securities.......................................18
Item 4. Submission of Matters to a Vote of Securities Holders.................18
Item 5. Other Information.....................................................18
Item 6. Exhibits and Reports on Form 8-K......................................18
Signatures....................................................................19

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                     BRASSIE GOLF CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                              ASSETS


                                                   September 30,                  December 31,
                                                        1997                          1996
                                                  ----------------               ---------------

Current assets:
  Cash                                            $        142,869               $       806,079
  Marketable equity securities                              39,912                        39,912
  Trade accounts receivable, net                           407,058                       488,281
  Inventories                                              168,845                       133,365
  Prepaid expenses and other current assets                 66,004                       135,114
                                                  ----------------               ---------------
Total current assets                                       824,688                     1,602,751

Equity investments in subsidiaries                         116,318                       150,000
Property and equipment, net                             10,342,852                    10,394,636
Accounts receivable from related parties                   476,471                       456,937
Intangible assets, net                                     758,197                       868,500
Goodwill, net                                                    -                       626,245
                                                  ----------------               ---------------
Total assets                                      $     12,518,526               $    14,099,069
                                                  ================               ===============



See accompanying notes

                                     BRASSIE GOLF CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                           (Unaudited)

                               LIABILITIES AND SHAREHOLDERS' EQUITY




                                                          September 30,         December 31,
                                                              1997                  1996
                                                         ---------------       ---------------
Current Liabilities:
   Accounts payable and accrued expenses                 $       620,336       $       773,798
   Accrued interest payable                                      252,067               217,274
   Income tax payable                                            189,712               197,712
   Current portion of long-term debt                             719,154               684,154
   Current portion of long-term debt - related parties           100,000               100,000
   Current maturities of capital lease obligations                41,598                34,598
                                                         ---------------       ---------------
Total current liabilities                                      1,922,867             2,007,536

Accrued discount on convertible debentures                       570,494               882,188
Long-term debt, less current portion                           6,298,495             7,984,832
Long-term debt, less current portion - related parties         1,193,895             1,193,895
Long-term capital lease obligations, less current portion         57,671                75,643

Minority interest payable                                        111,684               111,684

Shareholders' Equity:
    Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 and 375,000
       shares issued and outstanding                                 281                   375
    Common Stock, $.001 par value; 50,000,000 shares
        authorized; 29,519,487 and 24,078,630 shares
        issued and outstanding                                    29,520                24,079
    Additional paid-in capital                                25,974,396            24,406,435
    Accumulated deficit                                     (23,554,641)          (22,519,314)
    Unrealized (loss) on investments                               (237)                 (237)
    Foreign currency translation adjustment                    ( 85,899)              (68,047)
                                                         ---------------       ---------------
Total shareholders' equity                                     2,363,420             1,843,291
                                                         ---------------       ---------------
Total liabilities and shareholders' equity               $    12,518,526       $    14,099,069
                                                         ===============       ===============


See accompanying notes

                                     BRASSIE GOLF CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                                   Three Months Ended                            Nine Months Ended
                                           September 30,        September 30,          September 30,        September 30,
                                                1997                1996                    1997                  1996
                                           --------------    -----------------        ---------------     ---------------
Operating revenues:
   Golf revenues                           $      576,468    $         536,243        $     1,571,287     $     1,536,123
   Food and beverage revenues                     145,496              119,211                402,347             358,537
   Proshop revenues                                79,572               85,635                217,247             215,046
   Membership fees and dues                        42,288               53,640                380,382             259,129
   Resident membership fees                       140,000              115,000                270,000             430,000
   Management and design fees                      90,951              610,560                802,722           1,617,792
   Other                                              110                3,367                  6,067               7,118
                                           --------------      ---------------         --------------     ---------------
        Total operating revenues                1,074,885            1,523,656              3,650,052           4,423,745

Operating expenses:
   Golf course operations                         383,103              407,653              1,070,143           1,022,931
   Cost of food and beverage sales                 61,164               27,327                162,365             123,549
   Cost of proshop sales                           56,351               46,915                148,320             127,285
   Marketing expenses                              60,225                1,430                209,529             131,593
   Management and design expenses                  65,535              533,846                686,101           1,151,528
   General and administrative expenses            495,348              434,595              1,437,911           1,727,909
   Depreciation and amortization expense          173,392              263,762                543,398             791,270
                                           --------------      ---------------         --------------     ---------------
        Total operating expenses                1,295,118            1,715,528              4,257,767           5,076,065
                                           --------------      ---------------         --------------     ---------------
   Operating loss                               (220,233)            (191,872)              (607,715)           (652,320)

Other income (expense):
   Interest expense                             (205,833)            (221,386)              (560,494)           (704,947)
   Loss on equity investments in subsidiaries           -             (55,265)                      -           (237,364)
   Interest and other income                      105,952               42,032                132,882            675,730
                                           --------------      ---------------         --------------     ---------------
Net loss  before minority interest              (320,114)            (426,491)            (1,035,327)           (918,901)
Minority interest expense                               -                    -                      -            (49,984)
                                           --------------      ---------------         --------------     ---------------
Net loss                                   $    (320,114)      $     (426,491)         $  (1,035,327)     $     (968,885)
                                           ==============      ===============         ==============     ===============
Loss per share                             $        (.01)      $         (.02)         $        (.04)     $         (.05)
                                           ==============      ===============         ==============     ===============
Weighted average number of shares
    outstanding                                29,519,500           20,289,600             28,587,800          18,703,000
                                           ==============      ===============         ==============     ===============





See accompanying notes

                                          BRASSIE GOLF CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                            SHAREHOLDERS' EQUITY
                                                (Unaudited)



                                                                                                              Foreign
                                                                          Additional              Unrealized  Currency
                                       Common             Preferred       Paid-in    Accumulated   Loss on   Translation
                                 Shares       Amount   Shares   Amount    Capital      Deficit    Investment Adjustment      Total
                                ----------- -------- -------- -------- ------------ ------------- ---------- ----------- -----------
Balance at December 31, 1996     24,078,630  $24,079  375,000 $    375  $24,406,435 $(22,519,314)     $(237)   $(68,047) $ 1,843,291

Net loss                                                                              (1,035,327)                        (1,035,327)
Conversion of Preferred Stock
  to Common Stock                   468,750      469 (93,750)     (94)        (375)                                                0
Issuance of Common Stock in
  connection with convertible
  debenture                       4,972,107    4,972                      1,568,336                                        1,573,308
Translation of foreign currency
  financial statements                                                                                          (17,852)    (17,852)
                                ----------- -------- -------- -------- ------------ ------------- ---------- ----------- -----------
Balance at September 30, 1997    29,519,487  $29,520  281,250  $   281  $25,974,396 $(23,554,641)     $(237)   $(85,899) $ 2,363,420
                                =========== ======== ======== ======== ============ ============= ========== =========== ===========


See accompanying  notes

                                            BRASSIE GOLF CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                     September  30,                         September 30,
                                                               1997                1996                 1997               1996
                                                          ---------------    ----------------    ----------------   ---------------
Cash flows from operating activities:
    Net loss                                               $    (320,114)    $      (426,491)    $    (1,035,327)   $     (968,885)

    Adjustment to reconcile net loss to
        net cash provided (used) in operating activities:
        Gain on sale of subsidiaries                            (105,711)                   -           (105,711)                 -
        Loss on investments in subsidiaries                             -              55,265                   -           237,364
        Depreciation and amortization                             173,392             263,762             543,398           791,270
        Net change in other working capital items               (190,627)             359,798              94,046         (506,377)
        Accounts receivable from related parties                 (19,534)             342,972            (19,534)           156,288
                                                          ---------------    ----------------    ----------------   ---------------
Net cash provided (used) in operating activities                (462,594)             595,306           (523,128)        (290, 340)

Investing activities:
    Purchases of property and equipment, net                    (168,741)             109,780           (383,479)          (11,172)
    Payments for loan and amortization costs
      other items                                                (10,145)            (67,767)              17,682         (339,209)
    Proceeds from sale of business                                600,000                                 600,000
    Additional investment in subsidiaries                          33,285            (89,916)              33,682         (541,456)
                                                          ---------------    ----------------    ----------------    --------------
Net cash provided (used) in investing activies                    454,399            (47,903)             267,885         (891,837)

Financing activities:
    Additions to long-term borrowings                                   -                  19              50,300         5,529,430
    Payments for long-term borrowings and capital leases        (203,601)         (3,039,818)         (1,702,029)       (4,698,223)
    Issuance of common stock                                            -           1,132,804           1,573,308         2,003,677
    Change in accrued discount on convertible debentures                -                   -           (311,694)                 -
    Proceeds on loans from officers and shareholders                    -             284,154                   -           463,275
                                                          ---------------    ----------------    ----------------    --------------
Net cash provided (used) by financing activities                (203,601)         (1,622,841)           (390,115)         3,298,159

Effect of foreign currency exchange rate changes on cash          (6,858)               5,655            (17,852)               832
                                                          ---------------    ----------------    ----------------    --------------
Increase (decrease) in cash                                     (218,654)         (1,069,783)           (663,210)         2,116,814

Cash at beginning of period                                       361,523           3,239,205             806,079            52,608
                                                          ---------------    ----------------    ----------------    --------------
Cash at end of period                                     $       142,869    $      2,169,422         $   142,869    $    2,169,422
                                                          ===============    ================    ================    ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $       150,047    $        104,368    $        434,798    $      592,676
                                                          ===============    ================    ================    ==============

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 1997, preferred stock and additional paid in capital declined by $94 and $375 respectively, and common stock increased by $469 when 93,750 shares of preferred stock was converted into 468,750 shares of common stock.

See accompanying notes

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)



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

On September 26, 1997 the Company entered into a Letter of Intent with Homer E. Wright, Jr. Inc. to sell the golf course currently known as The Gauntlet at St. James. Terms of the agreement include a cash payment of $2,875,000 plus an adjustment to the purchase price equal to the surplus or shortfall between certain net assets. The Company is negotiating a definitive purchase agreement and expects to close this transaction in the fourth quarter of 1997. The Company expects to retain approximately $100,000 in cash after retiring the first and second mortgages on the property.

In the third quarter of 1997,the Company sold Hale Irwin Golf Services("HIGSI"), previously acquired in May 1994 and operated as a wholly-owned subsidiary, to Mr. Hale Irwin. Mr. Irwin's employment contract with the Company had expired in May 1997.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1996 contained in its current Annual Report on Form 10-KSB.

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

Goodwill - The Company has classified as goodwill the cost in excess of the fair value of the net assets,

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)


NOTE A.  Business of the Company and Significant Accounting Policies (continued)

including tax attributes of Summit (and its subsidiary, Club Operations and Property Management, Inc. ("COPM")), which was acquired through a purchase transaction in June 1995. Prior to the sale of COPM in July 1997, at which time the remaining goodwill was removed from the books, goodwill was being amortized on a straight-line basis over 20 years.

Amortization charged to continuing operations amounted to $1,392 for the three-month period ended September 30, 1997, and $65,600 for the three-month period ended September 30, 1996.

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

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)



NOTE B.  Long-Term Debt

Long-term debt with financial institutions and other third parties as of September 30, 1997 consists of the following:

Golf  course  development  loan to St.  James  from  bank,  payable  in  monthly principal  installments of $16,319,  plus interest  beginning  August 1, 1995, with the  remaining  principal  balance and unpaid  interest due July 1, 2002;
  collateralized  by land and land  improvements.  Interest  is payable at prime
  (8.5% at September 30, 1997) plus 1.0%.                                        $ 1,943,938

Golf course  development  loan to Curtis  Park from  bank,  payable  in  monthly principal payments of $31,875, April through November, 1996 through 2000, with remaining  principal  balance and unpaid  interest  due on December  31, 2000;
  collateralized by leasehold interest in land and land  improvements.  Interest
  is payable monthly at prime (8.5% at September 30, 1997) plus 1.0%.              2,150,122

Unsecured  operating  term loan from bank,  with interest at 10.75%,  payable in monthly  installments  of $16,723,  which  includes  principal  and  interest,
  through January 1999.                                                              234,922

Convertible 6% debentures due March 1, 1998, unless converted into common stock, interest payable  incrementally upon conversions with the balance,  if any, at
  maturity.                                                                        2,269,995

Other notes payable                                                                  418,672
                                                                                 -----------
                                                                                   7,017,649
Less current portion                                                                 719,154
                                                                                 -----------
                                                                                 $ 6,298,495
                                                                                 ===========

On September 26, 1997, the Company entered into an agreement with Flurina Development ("Flurina"), a holder of the Company's convertible debentures, to retire the debenture at a discount. Terms of the agreement will be disclosed at such time that the Company has completed the transaction which is expected to close in the fourth quarter of 1997.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)



NOTE B.  Long-Term Debt (continued)

Long-term debt with related parties as of September 30, 1997 consists of the following:

Loan payable to a related  party,  principal  due at maturity on June 30,  2001, collateralized  by  a  leasehold  interest  in  land  and  land  improvements,
  subordinated to bank loan, with interest payable quarterly at 9.5%.            $   469,000

Construction  loan  payable to a  shareholder  of St.  James,  payable in annual principal  payments  of $100,000  beginning  October  1996 with the  remaining principal  balance and unpaid interest due on October 2000,  collateralized by land and improvements and various  equipment,  subordinated to bank loan, with interest accruing at prime,  adjusted annually (8.5% at October 1, 1997), plus
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
                                                                                 -----------
                                                                                 $ 1,193,895
                                                                                 ===========

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)



NOTE C.  Shareholders' Equity

     As of September 30, 1997, warrants to purchase 5,188,000 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $0.75 to $3.25 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 50,000 warrants expire December 5, 1998; 150,000 warrants expire June 30, 1999; 1,000,000 warrants expire January 24, 2000; 2,000,000 warrants expire February 4, 2000; 1,400,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000.

     During the three-month period ending September 30, 1997 and 1996, no warrants were issued or exercised. During the nine month period ending September 30, 1997, 3,000,000 warrants were issued while none were exercised; during the nine month period ending September 30, 1996, no warrants were issued or exercised.

     During the three-month and nine-month periods ending September 30, 1997 and 1996, no employee stock options were issued, exercised, redeemed, or canceled.

NOTE D.  Litigation

     On August 14, 1997, the Company received notice of legal proceedings filed by Pyramid Investments ("Pyramid"), a holder of the Company's convertible debentures, for failure to convert a conversion request issued on July 25, 1997 which the company was in dispute over receipt thereof. The Company filed a countersuit in August vigorously opposing the litigation initiated by Pyramid. Since that date the Company negotiated a favorable settlement with Pyramid to retire the entire debenture at a discount. In order to protect the Company's position in this litigation, negotiation and execution of the pending settlement, the Company has not and will not disclose the confidential terms of the litigation and settlement until such time that the Company would not be negatively impacted. The Company expects the transaction to close in the fourth quarter of 1997.


NOTE E. Subsequent Event

     On October 31, 1997, the Company completed the refinancing of the loan for the golf course at Curtis Park. The new debt facility replaced the existing first and second mortgages totaling $ 2,619,122 with a $3,280,000 loan under more favorable terms. Terms of the loan include an 8.37 % fixed interest rate (2.50% over the 10 year treasury bill rate) amortized over 20 years, with principal and interest payments of $ 28,195 due monthly. The proceeds of $444,000 net of fees will allow the Company to upgrade the maintenance of the golf course and provide additional working capital.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)




Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and nine-month periods ended September 30, 1997 and 1996 and for the years ended December 31, 1996 and 1995, included in the Company's 1996 Annual Report on Form 10-KSB.

     Brassie Golf Corporation (the "Company") together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e., "public") golf courses. The Company's portfolio at September 30, 1997 consists of 4 owned, leased and managed golf courses: a majority owned golf course in North Carolina, two minority investments in golf courses in South Carolina; a 100% owned subsidiary that leases a golf course in Virginia.

     The following table indicates the number of full months each owned or partially owned course was operating during the respective periods:

                                                Percentage Ownership Quarter Ended September 30,
                                                    as of 9/30/97        1997         1996
                                                --------------------    ------       ------
Curtis Park       (opened for play June 1995)         100%                  3            3
St. James         (opened for play October 1991)       80%                  3            3
Laurel Valley     (opened for play April 1993)         30%                  3            3
Myrtle West       (acquired December 30, 1993)         30%                  3            3


As a result of the change in the Company's percentage of ownership interests at the Laurel Valley and Myrtle West golf courses effective February 29, 1996, the financial results for the three months and nine months ending September 30, 1996 were restated to report those investments under the equity method of accounting. Curtis Park and St. James continue to be included in the Condensed Consolidated Financial Statements as subsidiaries of the Company. See Item 1.c. of the Consolidated Financial Statements as reported in the Company's December 31, 1996 Annual Report on Form 10-KSB and incorporated herein by reference for a description of the Company's ownership interests in each of the aforementioned golf courses.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                              RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

     (A) Revenues

     The Company derives its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales.

     The period-to-period increase (decrease) in each of the revenue categories is as follows:

                                                  Quarter Ended September 30,   Increase
                                                        1997        1996       (Decrease)
                                                  ----------- -----------    ------------
               Golf Fees                          $   576,468 $   536,243    $     40,225
               Design and Management Fees              90,951     610,560       (519,609)
               Membership Fees and Annual Dues        182,288     168,640          13,648
               Food & Beverage                        145,496     119,211          26,285
               Pro Shop Sales                          79,572      85,635         (6,063)
               Other Income                               110       3,367         (3,257)
                                                  ----------- -----------    ------------
                                                  $ 1,074,885 $ 1,523,656    $  (448,771)

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     In the aggregate, the Company generated $1,074,885 in revenues during the quarter ended September 30, 1997 compared to $1,523,656 during the quarter ended September 30, 1996. This decrease of $448,771 is primarily due to a $519,609 decrease in design and management fees due to the sale of COPM in July 1997 and the sale of HIGSI in August 1997 offset by a $40,225 increase in golf fees.

     (B) Costs and Expenses

     The Company's total operating expenses decreased to $1,295,118 during the three-month period ended September 30, 1997 from $1,715,528 during the quarter ended September 30, 1996.

     The decrease of $420,410 was primarily attributable to a decline in design, management and marketing expenses of $409,516 due to the sale of COPM and HIGSI during the quarter and a decline in depreciation and amortization of $90,370 offset by a $60,753 increase in general and administration expenses and a $33,837 increase in food and beverage cost of goods sold due to higher sales volume.

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

     Interest expense decreased from $221,386 during the three-month period ended September 30, 1996 to $205,833 during the three-month period ended September 30, 1997. The decrease of $15,553 is primarily due to a decrease in interest expense related to conversions of the convertible debenture into common stock. The prime rate increased from 8.25% at September 30, 1996 to 8.50% at September 30, 1997.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest and other income increased from $42,032 during the three-month period ended September 30, 1996 to $105,952 during the three-month period ended September 30, 1997. Of this $63,920 increase, approximately $125,000 relates to a gain on the sale of COPM offset by a $19,289 loss on the sale of HIGSI. The remaining decrease relates to lower returns on the Company's other investments due to lower available cash balances in 1997.

     For the quarter ended September 30, 1997, the Company did not incur a loss on equity investments in subsidiaries, improving upon the $55,265 loss for the quarter ended September 30, 1996.

     (C)  Net Loss

     For the quarter ended September 30, 1997, the Company recognized a net loss of $320,114 as compared to a net loss of $426,491 for the three-month period ended September 30, 1996. The improvement of $106,377 is attributable to the reasons stated above.

     (D) Inflation

     Inflation has not had a material effect on the Company's operations during the three or nine-month periods ended September 30, 1997 or September 30, 1996.

          LIQUIDITY AND CAPITAL RESOURCES

     Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions and capital improvements, the Company is reliant upon long-term borrowing and equity financing.

Working Capital
     The Company had a working capital deficiency of $1,098,179 as of September 30, 1997, as compared to a working capital deficiency of $1,176,015 as of June 30, 1997 and $404,785 as of December 31, 1996. The reduction in the working capital deficiency of $77,836 from June 30, 1997 to September 30, 1997 relates primarily to $600,000 in cash received from the sale of COPM offset by payments for long-term debt of $203,601, fixed and intangible asset additions of $132,006, predevelopment costs of $66,757, and a $146,722 cash loss for the quarter net of depreciation and amortization.

     The total borrowings for the Company were $8,311,544 as of September 30, 1997 compared to $8,515,145 as of June 30, 1997 and $9,962,881 as of December 31, 1996. The reduction in borrowings of $1,651,337 from December 31, 1996 to September 30, 1997 consists of $1,196,043 due to the conversion of debentures into common stock and $455,294 in payments on bank and equipment loans. The reduction in borrowings from June 30, 1997 to September 30, 1997 is related to $203,601 in payments on bank and equipment loans.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Proceeds from Developer's Resident Lot Sales

     By agreement with developers of residential real estate developments contiguous to the St. James golf course, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. During the three months ended September 30, 1997, 28 lots were sold by the developer at St.
James, the proceeds of which increased cash by $140,000, compared to 23 lots sold during the three-month period ended September 30, 1996, the proceeds of which increased cash by $115,000. As of September 30, 1997, the Company estimates that there will be 130 future residential lots to be sold, each of which when sold would generate a $5,000 resident membership fee under the agreement at St. James. Although lot sales have continued to close at St. James subsequent to September 1997, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company. See Note A. Business of the Company and Significant Accounting Policies -Description of Business regarding the Letter of Intent to sell the golf course at St. James that would eliminate the Company's receipt of future residential lot sale closings.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)




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

(b)Reports
   See Form 8-K filed July 31, 1997 incorporated herein by reference.

                 BRASSIE GOLF CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (Unaudited)


                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BRASSIE GOLF CORPORATION


                         /s/Stephen A. Tucker
                         Stephen A. Tucker
                         Chief Financial Officer
Date: November 7, 1997

                                   EXHIBIT 27
                   Financial Data Schedule (for SEC use only)
                                    Page 20