Form 10KSB
period 1997-12-31
BRASSIE GOLF CORP
filed 1998-03-31
CIK 916184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________

                           COMMISSION FILE NO. 0-24812

                            BRASSIE GOLF CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                  Delaware                                 56-1781650
      ---------------------------------                -------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)

                201 N. Franklin Street, Suite 200, Tampa, Florida
                -------------------------------------------------
                    (Address of principal executive offices)


                                      33602
                                   ----------
                                   (Zip Code)


                                 (813) 222-0611
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None


Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year: $4,093,599.

         The aggregate market value at March 25, 1998 of shares of the Common Stock held by non-affiliates of the issuer was $16,770,066 based upon the closing price of the Common Stock in the NASDAQ System (as reported by the National Quotation Bureau, Inc.). Solely for the purpose of this calculation, shares held by the principal shareholders named in Item 12 hereof, as well as shares held by directors and officers of the Registrant, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

         On March 25, 1998, there were 48,343,526 shares of the Registrant's Common Stock $.001 par value and 2,040 shares of the Registrant's Preferred Stock, $.001 par value outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Proxy Statement for the annual shareholders meeting to be held May 7, 1998 are incorporated by reference into Part III.

Transitional small business disclosure format  Yes  [ ]   No  [X}

                            BRASSIE GOLF CORPORATION
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                                               Page
PART I

         ITEM 1.   Description of Business.....................................................  3
         ITEM 2.   Description of Property..................................................... 14
         ITEM 3.   Legal Proceedings........................................................... 15
         ITEM 4.   Submission of Matters to a Vote of Security-Holders......................... 17

PART II

         ITEM 5.   Market for the Common Equity and Related Stockholder Matters................ 17
         ITEM 6.   Management's Discussion and Analysis........................................ 18
         ITEM 7.   Financial Statements........................................................ 24
         ITEM 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure....................................... 41

PART III

         ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of The Exchange Act......................... 42
         ITEM 10.  Executive Compensation...................................................... 42
         ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.............. 42
         ITEM 12.  Certain Relationships and Related Transactions.............................. 42
         ITEM 13.  Exhibits, List and Reports on Form 8-K...................................... 42

SIGNATURES..................................................................................... 51

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

A.  CORPORATE HISTORY

              Brassie Golf Corporation, a Delaware corporation (the "Company"), together with its predecessors and subsidiaries, has engaged, since August 1988, in the acquisition, design, construction, operation and management of private, semi-private and daily-fee (i.e., "public") golf courses in the United States and the sale of golf-related consumer products.

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

              REORGANIZATION WITH HALE IRWIN GOLF SERVICES, INC. On May 16, 1994, the Company acquired 100% of the capital stock of Hale Irwin Golf Services, Inc. ("HIGSI"), an international golf course design, development and management company based in St. Louis, Missouri, in exchange for 1,250,000 shares of the Company's Common Stock in a stock-for-stock reorganization (the "Reorganization"). HIGSI, a Missouri corporation incorporated on October 28, 1986, was founded by Hale S. Irwin, a golf course designer, PGA TOUR professional and Life Member of the Professional Golf Association of America, and Richard J. Stahlhuth, a golf course owner and developer. HIGSI had two operating divisions -- Hale Irwin Golf Design (the "Design Division") and Hale Irwin Golf Management (the "Management Division"). On September 10, 1994, HIGSI's operations were combined with the Company's and the Company's principal executive office was moved from Southport, North Carolina to St. Louis, Missouri. Messrs. Irwin and Stahlhuth became members of the Board of Directors of the Company. Mr. Irwin was the President of the Design Division until August 19, 1996, at which time he tendered his resignation as a Director and Officer of the Company. Mr. Stahlhuth was President of the Company until January 17, 1995, at which time he tendered his resignation as a Director and Officer of the Company.

              On May 16, 1997, Mr. Irwin's employment agreement with the Company expired. The Company and Mr. Irwin chose not to renew the agreement and all design contracts were sold by the Company to Mr. Irwin's new design company. See
Item 1.b. "Golf Course Design Services."

              MERGER AND REORGANIZATION WITH SUMMIT GOLF CORPORATION. On June 30, 1995, the Company acquired all the issued and outstanding shares of Summit Golf Corporation, a Florida corporation ("Summit"), through the consummation of an Agreement of Merger and Reorganization (the "Agreement") whereby the Company's newly incorporated Florida subsidiary, Brasmit Golf Corporation ("Brasmit"), merged with Summit, thereby simultaneously vesting Summit shareholders with the right to exchange their Summit shares for 1,875,000 newly issued common shares, $.001 par value (the "Common Stock") of the Company, which as a result were then issued. Copies of the Agreement, Amendment No.1 thereto, and a Pre-Closing Agreement in connection with the transaction were filed as Exhibits 2.1, 2.2 and 2.3 respectively to the Company's Form 8-K filed July 6, 1995 and are incorporated herein by reference. Additional consideration paid by the Company comprised 375,000 shares of newly issued subordinated redeemable preferred stock with a par value of $.001 per share (each share has a stated value of $10.00 and is convertible into five shares of Common Stock; the "Preferred Stock"), 500,000 five-year warrants exercisable at $2.50 per share for the first three (3) years and $3.25 per share for the next two years, $275,854 cash, and $224,146 in promissory notes. The Company's Certificate of Designations, Preferences and Rights of Junior Non-Cumulative Redeemable Convertible Preferred Stock setting the qualities of the Preferred Stock was filed as an Exhibit to the Company's report on Form 10-Q filed November 14, 1995 and is incorporated herein by reference.

              Pursuant to the Articles of Merger filed pursuant to the Agreement, Brasmit was the surviving corporation and its acquired assets include
(1) all the shares of Club Operations and Property Management, Inc. ("COPM"), a Florida corporation based in Tallahassee which provided consulting services to or managed, on the effective date of the merger, a portfolio of 44 facilities, including 39 private, semi-private and daily-fee golf courses in 14 states throughout the U.S. and five courses in Mexico; (2) all of Summit's previously acquired assets of Resort Golf Clubs International, Inc. ("RGCI") including the RGCI 1995 Marketing Plan which the Company intended eventually to develop and implement in connection with its interval membership and golf villa programs; and (3) Summit Golf Properties, Inc., an inactive Delaware corporation.

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

              To fund the cash portion of the transaction, the Company utilized a portion of the proceeds received from a subsidiary's debt repayment which repayment was funded by surplus proceeds from the subsidiary's May 1995 refinancing of its NationsBank first mortgage on its golf course in Southport, North Carolina. (See Item 1.c.1. "The Company's Golf Courses - The Gauntlet at St. James").

              Effective September 4, 1995, the Company's St. Louis, Missouri and Southport, North Carolina corporate offices were, simultaneously with COPM's move from Tallahassee, relocated to leased premises at the Company's new corporate headquarters in Tampa, Florida. (See Item 2. "Description of Property" for information regarding the Company's office facilities.)

              In connection with the purchase of the shares and assets described above, the Company entered into employment agreements (the "Employment Agreements") with Mr. Horne and Mr. Richardson. Copies of the Employment Agreements were filed as Exhibits 2.4 and 2.5 respectively to the Company's Form 8-K filed July 6, 1995 and are incorporated herein by reference. The Employment Agreements contained non-competition provisions and provisions for the reimbursement of expenses, an automobile allowance, disability and other customary benefits and are further described hereafter (See Item 12. "Certain Relationships and Related Transactions.") Each of the Employment Agreements were terminated during the year ended December 31, 1997.

              In connection with Mr. Horne's termination, the Company purchased all preferred stock held by Mr. Horne for $211,000.


B. GENERAL.

              The Company's principal business has historically been the ownership, development and operation of golf courses. During the year ended December 31, 1997, the Company sold one of its golf courses, its design business ("HIGSI"), Summit, and transferred operating control of its two minority owned golf courses over to its partner, EPI Pension Fund. Until its disposition of HIGSI and Summit, the Company also provided golf course design and management services to others in exchange for design and management fees. During the year ended December 31, 1997, the design and management service subsidiaries were sold and revenues for each are included through their respective sale dates.

              On June 2, 1997, Joseph R. Cellura was appointed Chairman of the Board and Chief Executive Officer of the Company.

              On September 2, 1997, Clifford F. Bagnall was appointed Chief Operating Officer and Secretary of the Company.

              On December 1, 1997, Jeremiah M. Daly became President of the Company and was elected to the Board of Directors.

              Messrs. Cellura, Bagnall and Daly all entered into long-term employment agreements with the Company. Copies of the Employment Agreements are attached as Exhibit 10.61, 10.62, and 10.66, respectively.

              OWNERSHIP AND OPERATION OF GOLF COURSES.

              The Company's business plan was to expand, by acquisition and development, its portfolio of golf courses primarily by capitalizing on the present and projected need for quality golf courses in markets where management believed (i) demand exceeded supply and (ii) buying power, integrated operating systems and national account management can generate significant economies of scale. The Company, through its subsidiaries, currently holds ownership interests in three operating golf courses which are located in South Carolina and Virginia (see Item 1.c. "The Company's Golf Courses"). All of the courses in which the Company has an ownership interest are open to the general public for daily-fee play at normal greens fees ranging from $15.00 to $60.00 per round (including cart fees) depending upon the time of year, location of the course and competitive conditions. For a more complete description of the Company's current facilities, see Item 1.c. "The Company's Golf Courses."

              Sale of Resident Memberships. As more fully described below, by agreement with the developer of the residential development contiguous to the St. James golf course, initial membership fees were paid to the Company, on behalf of the purchasing resident, by the developer upon the closing of each lot sale. These "resident" members are entitled to preferential tee times generally unavailable to the daily-fee player from other facilities. The bylaws of the residential development at St. James limit the number of "resident" memberships (and certain "resident" privileges) that may be sold to and/or activated by lot owners. The Company sold The Gauntlet at St. James Golf Course on November 13, 1997, and all resident memberships terminated going forward. See Item 1.c.1. "The Company's Golf Courses -- The Gauntlet at St. James" for a further discussion on the limitation of the sale of such "resident" memberships.

              Competitive Advantage. The Company's management seeks to provide high quality golf play, superior pro shop equipment and clothing lines and friendly service. Quality golf play is achieved by striving for the highest standards of course maintenance while utilizing golf course designs by P.B. Dye (son of golf course architect Pete Dye).

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

              The Company estimates that in connection with due diligence, market evaluation and deposit expenditures, it has incurred expenses of approximately $230,000 and $281,000 for the years ended December 31, 1997 and 1996, respectively. The Company aggressively pursued opportunities to acquire and/or develop golf courses and other predevelopment opportunities during both years.

              Competition with the Company's Golf Course Operations. The Company's courses face substantial competition for the business of the local and tourist golfer. Competitors for daily-fee play include other public and private golf courses within each course's region. For each of the Company's courses, there are numerous competitive courses within close proximity. For example, the Myrtle Beach area has approximately one hundred 18-hole courses within a ninety-minute drive.

              Courses competitive with those of the Company generally have on-site pro shops. Such shops, together with sporting goods stores and clothing stores within each course's market vicinity, are the Company's principal competitors with respect to product sales.

              Seasonality. In operating its courses, the Company's revenues are directly affected by the seasonal tourist trade, the weather, and the effects of the local economy. For example, play often increases during the autumn and spring months at its courses located in South Carolina, may cease during the winter months at its course located in Virginia, and decreases at all courses during unseasonably hot weather.

              Under the terms of the Agreement and Plan of Reorganization between the Company and the former shareholders of HIGSI, the Company was granted the exclusive right to use the following trade names: "Hale Irwin Golf Services," "Hale Irwin Golf Management" and "Hale Irwin Golf Design." The Company's right to use these names expired on May 16, 1997, and therefore the Company will no longer use Mr. Irwin's name in connection with its business.

              Government Regulation Relating to the Environment. Two of the three golf courses in which the Company has an ownership interest were developed by the Company. During the construction of golf courses the Company must be concerned with protecting land designated as "wetlands" and other development and land use restrictions. Because Phase I environmental audits and permits for the development sites have been procured in the past by the developers, the Company has not been required to expend substantial funds on an annual basis in complying with federal, state and local provisions relating to the environment. There can be no assurance, however, that future compliance expenditures incurred by the Company will not be substantial, or that necessary permits and/or licenses will be granted.

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

              GOLF COURSE DESIGN SERVICES.

              The Company derived revenue from the design of golf courses for others through its wholly-owned golf course design division, HIGSI. Hale Irwin previously served as president of the Company's Design Division and was primarily responsible for the golf course design projects undertaken by the Company.

              On May 16, 1997, Mr. Irwin's three-year employment agreement with the Company expired. Such employment agreement governed Mr. Irwin's employment as president of HIGSI, which was purchased by the Company on May 16, 1994. Mr. Irwin informed the Company that he did not intend to renew the employment agreement upon its expiration in order to pursue golf course design independently. In addition, the Company and Mr. Irwin reached an agreement whereby the Company sold HIGSI to Mr. Irwin for a portion of the earnings to be received on design contracts the Company was then currently negotiating with clients, as well as a percentage of revenues on future design contracts procured by the Company. As HIGSI has been less profitable than anticipated since its acquisition by the Company in May 1994, the Company believes this agreement will improve the financial results of the Company compared to previous years. The Company derived $110,000 in total revenues from its golf course design services in 1997.

              GOLF COURSE MANAGEMENT SERVICES.

              The Company also derived revenue through Brassie Golf Management Services, Inc. ("BGMS") and COPM (subsidiaries of the Company and collectively referred to as the "Management Division") from operations relating to the day-to-day management of golf courses for others. As of July 15, 1997, the Management Division was sold.

              EMPLOYEES.

              As of December 31, 1997, the Company and its subsidiaries had 43 employees and consultants. As of March 15, 1998, total employees had increased to 46. No employees of the Company are members of any union or collective bargaining agreement.

C.  THE COMPANY'S GOLF COURSES.

              As of December 31, 1997, the Company had ownership interests in three golf courses: The Gauntlet at Curtis Park, The Gauntlet at Laurel Valley, and The Gauntlet at Myrtle West. The Company's fourth golf course, The Gauntlet at St. James, was sold on November 13, 1997.

              In the late fall of 1995, the Company engaged in discussions with its three pension fund partners, EPI Pension Fund, UA Canadian Pipeline Industry National Pension Plan ("UA Pension Fund") and Canadian Limited PT Partnership ("PT Partnership") (the "Pension Funds") in the four courses in which the Company had ownership interests ("The Gauntlet Courses") with a view to modeling a future joint venture and reorganizing existing relationships to enhance the Company's cash flows and profitability. During February 1996, the parties established their mutual intentions and on February 21, 1996, the parties memorialized their intentions in a document captioned an "agreement in principle" (the "AIP"). In the second quarter of 1996, the Company reached an agreement with two of its pension fund partners, UA Pension Fund and PT Partnership, relating to two of the golf courses, The Gauntlet at Curtis Park and The Gauntlet at St. James, respectively. However, the Company was unable to reach a satisfactory agreement with EPI Pension Fund with respect to the other two golf courses, The Gauntlet at Laurel Valley and The Gauntlet at Myrtle Beach. Certain provisions of the AIP contemplate alternative ownership scenarios whereby the Pension Funds would assume primary responsibility for The Gauntlet Courses. These alternative ownership scenarios have been implemented for The Gauntlet at Laurel Valley and The Gauntlet at Myrtle West (see Item 3, "Legal Proceedings").

              The Gauntlet at Curtis Park is owned through a wholly-owned subsidiary of the Company. The Gauntlet at Laurel Valley and The Gauntlet at Myrtle West are each owned through separate subsidiaries (the "GLV and GMW Subsidiaries").

              The GLV and GMW Subsidiaries are parties to and the subject of pending litigation between the Company and EPI Pension Fund. As a result of a preliminary injunction granted by the Circuit Court in and for Hillsborough County, Florida on July 12, 1996, the Company transferred 45% of the outstanding equity in both of the GLV and GMW Subsidiaries to EPI Pension Fund. As a result of this transfer, the Company's ownership was reduced to, as described above, 30% of the outstanding equity in each of these two subsidiaries. For further discussion of the Company's pending litigation with EPI Pension Fund see Item 3. "Legal Proceedings." Through this reorganization, EPI Pension Fund has increased its ownership interest in and financial commitment to these two golf courses and, as a result, the Company significantly reduced all short and long term obligations associated with the ownership of these two golf courses.

              1.      THE GAUNTLET AT ST. JAMES,
                      BRUNSWICK COUNTY, SOUTHPORT, NORTH CAROLINA

              The Gauntlet at St. James (formerly known as Longview Country
Club) was sold on November 13, 1997 and is a 200 acre, 18-hole, daily-fee golf course located in the St. James Plantation real estate development in Southport, North Carolina, which is 30 miles south of Wilmington, North Carolina and 35 miles north of Myrtle Beach, South Carolina. The golf course was designed by P.B. Dye. Amenities include a 16,000 square foot clubhouse (including the golf pro shop, restaurant, bar, snack bar and cart storage), a swimming pool and two tennis courts with a separate tennis pro shop. The Gauntlet at St. James was owned by a subsidiary of the Company, The Gauntlet at St. James, Inc. ("GSJ"), a North Carolina corporation. Through November 13, 1997, the Company owned 80%, and PT Partnership owned 20%, of the outstanding equity shares of GSJ as follows:

                     Voting        Non-Voting      Percent of
                  Common Stock    Common Stock     Outstanding
                  ------------    ------------     -----------
PT Partnership        7,200          12,800            20%
The Company          28,800          51,200            80%
                     ------          ------           ---
                     36,000          64,000           100%

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

              Full service play at The Gauntlet at St. James began in October 1991. The residential community, which is adjacent to the golf course, is owned and being developed by Homer E. Wright, Jr., Inc. ("Wright"), an unaffiliated entity. For each residential lot or multi-family dwelling unit sold, up to a maximum of 900, GSJ receives a $5,000 mandatory resident membership fee from the developer. This membership fee entitles such buyer to membership at The Gauntlet at St. James, the association in which residents are granted memberships. For the periods ended November 13, 1997 and December 31, 1996, there were 66 and 96 lots or units sold, respectively, in connection with which the Company received a resident membership fee. The number of buyers entitled to activate their memberships at The Gauntlet at St. James is at any given time limited to 485.

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

              The Gauntlet at St. James serves two client bases: (a) golf vacationers primarily during the months of September through December and February through May; and (b) local players throughout the year. The Company estimates that it receives approximately 60% of its annual revenues at this golf course from the Myrtle Beach tourist trade with the balance of revenues from the local resident population. During the period ended November 13, 1997 29,796 rounds were played compared to 37,387 rounds played in 1996.

              2.      THE GAUNTLET AT LAUREL VALLEY,
                      GREENVILLE COUNTY, TIGERVILLE, SOUTH CAROLINA

              The Gauntlet at Laurel Valley is a 165 acre, 18-hole, daily-fee golf course located near Greenville, South Carolina and 22 miles from Spartanburg, South Carolina. The course was designed by P.B. Dye. The Gauntlet at Laurel Valley includes a 4,500 square foot clubhouse with restaurant, pro shop, members' lounge and underground cart storage facility. The course was built in conjunction with a planned residential real estate development. The Company has a 30% ownership interest in The Gauntlet at Laurel Valley, Inc. ("GLV"), a South Carolina corporation. EPI Pension Fund owns the remaining 70% of the outstanding equity shares of GLV as follows:

                                    Voting                   Non-Voting          Percent of
                                 Common Stock              Common Stock          Outstanding
                                 ------------              ------------          -----------
EPI Pension Fund                       7,000                   6,720                 70%
The Company                            3,000                   2,880                 30%
                                     -------                   -----                ---
                                      10,000                   9,600                100%

              The Shareholders' Agreement between the Company and EPI Pension Fund, dated as of October 30, 1991 (the "GLV Shareholders' Agreement"), provides EPI Pension Fund with certain rights with respect to GLV, including, without limitation, control over all expenditures over $5,000 (checks over such amounts must be co-signed by a representative of EPI Pension Fund who acts as Secretary of GLV), equal representation on the Board of Directors of GLV (with a director selected jointly by the Company and EPI Pension Fund to break any ties), the ability to purchase the Company's shares in GLV for fair market value in the event that EPI Pension Fund determines its investment to be "at risk" and the Company fails to cure the default cited in the notice, and certain forced buy-out provisions in the event either shareholder receives a third-party offer to purchase its holdings. Reference is made to the GLV Shareholders' Agreement where such provisions are set forth in full.

     Full service play commenced in April 1993. There are approximately 425 residential lots adjacent to this facility to be developed by the residential developer. Based on the transfer of ownership to EPI Pension Fund, the lack of control by the Company of the golf course and the lack of development to date, the Company does not expect any proceeds from the sale of lots in the future. In addition, during the year ended December 31, 1997, the Company charged off approximately $523,000 of accounts receivable deemed uncollectible by the Company related to the Laurel Valley development.

              The Gauntlet at Laurel Valley draws its golfing clientele primarily from the Greenville/Spartanburg metropolitan area.

              3.      THE GAUNTLET AT CURTIS PARK,
                      STAFFORD COUNTY, VIRGINIA

              The Gauntlet at Curtis Park, Inc. ("GCP") has a lease agreement with the Board of Supervisors of Stafford County, Virginia to lease, through the year 2026 (with two renewal options of 6 years each), land for the development, construction and operation of an 18-hole golf course with room and permission to expand to 27 holes (subject to market conditions) within Curtis Memorial Park, Stafford County, Virginia (the "Lease"). The Lease requires the Company to pay rental payments equaling the greater of $25,000 or 5% of net revenues (excluding revenues from certain membership sales) for each of the years remaining in the initial 33-year lease term. Rental payments are not to exceed 7 1/2% and 11% of net revenues, respectively, for each year of the two renewal terms. Amenities include an 8,500 square foot clubhouse which includes an adjacent golf teaching center, driving range, practice putting green and parking facilities. The golf course was designed by P.B. Dye and opened for public play in June 1995.

              In 1994, the Company entered into a Shareholders' Agreement concerning GCP with UA Canadian Pipeline Industry National Pension Plan ("UA Pension Fund") of which the Company owned 80% and UA Pension Fund owned 20% of the outstanding equity shares of GCP. On September 13, 1996, the Company purchased the remaining 20% of GCP from UA Pension Fund for $50,000. At the same time, the Company paid down the $1,600,000 second mortgage loan held by UA Pension Fund. The remaining loan balance was purchased by, and assigned to, A & E Capital Funding, Inc. (see Item 12. "Certain Relationships and Related Transactions") thereby completely terminating UA Pension Fund's interest in GCP.

              On October 30, 1997, GCP completed a refinancing of the NationsBank loan on the golf course with a loan and mortgage of $3,280,000 with Washington Mortgage Financial Group, Ltd. The proceeds of the loan paid off the first mortgage of approximately $2,200,000 outstanding on that date. In addition, the proceeds were used to paydown $400,000 on a second mortgage held by A&E Capital. Certain reserves totaling $104,688 were held out of proceeds by the lender for capital improvements to the golf course and clubhouse. These amounts are expected to be expended in the first six months of 1998. The balance of proceeds were used for working capital purposes for the Company.

              Terms of the loan provide for a fixed interest rate of 8.37% for a period of 10 years, amortized over 20 years. Monthly payments total $26,125, including principal and interest. In addition, the loan provides that a capital replacement reserve be established through the year with monthly payments of $5,331.

              GCP seeks to draw golfing clientele from, and sell memberships to, the residents of the surrounding areas, which include the Washington, D.C. metropolitan area and the suburbs of Richmond, Virginia. The Curtis Park golf course has no contiguous or adjacent residential community and therefore there is no developer with whom GCP has an agreement regarding imposition of mandatory residential membership fees as a condition of its sale of lots. During the years ended December 31, 1997 and 1996, 37,982 and 31,167 rounds were played, respectively.

              4.      THE GAUNTLET AT MYRTLE WEST,
                      HORRY COUNTY, NORTH MYRTLE BEACH, SOUTH CAROLINA

              The Gauntlet at Myrtle West is a 196 acre, 18-hole, daily-fee golf course located in North Myrtle Beach, South Carolina. The course was designed by Tom Jackson. The Gauntlet at Myrtle West includes an 8,000 square foot clubhouse with restaurant, pro shop, members' lounge and a 6,600 square foot underground cart storage facility. The course, which was previously known as The Myrtle West Golf and Country Club, was purchased by The Gauntlet at Myrtle West, Inc. ("GMW"), a South Carolina corporation, on December 30, 1993. The Company owns 30% and EPI Pension Fund owns 70% of the outstanding equity shares of GMW as follows:

                           Voting                Non-Voting             Percent of
                         Common Stock           Common Stock           Outstanding
EPI Pension Fund            7,000                  6,720                   70%
The Company                 3,000                  2,880                   30%
                           ------                  -----                  ---
                           10,000                  9,600                  100%

              The Shareholders' Agreement between the Company and EPI Pension Fund (the "GMW Shareholders' Agreement"), provides EPI Pension Fund with certain rights with respect to GMW, including, without limitation, approval over expenditures that are in excess of $5,000 or outside the annual budget (which requires the consent of both the President and the Secretary/Treasurer, an EPI Pension Fund representative) of GMW, equal representation on the Board of Directors of GMW (with a director selected jointly by EPI Pension Fund and the Company to break any deadlocks), the ability to purchase the Company's shares in GMW for fair market value in the event EPI Pension Fund determines its investment to be "at risk" and the Company fails to cure the default cited in the notice, and certain forced buy-out provisions in the event either shareholder receives a third-party offer to purchase its holdings. Reference is made to the GMW Shareholders' Agreement where such provisions are set forth in full.

              The shares of the Company's Common Stock issued to the North Myrtle Beach Golf Club, Inc. ("the MW Seller") in connection with the Company's acquisition of GMW from the MW Seller, were, under certain circumstances, guaranteed by the Company to have a value in the event of a public sale of $350,000. On December 11, 1995, MW Seller filed a Complaint against GMW and the Company, alleging an inability to sell the Company's Common Stock. GMW and the Company dispute the claim and, as described in Item 3. "Legal Proceedings," have filed an Answer and will vigorously oppose the action.

              The Company took possession of, and commenced operations at, The Gauntlet at Myrtle West on December 30, 1993. The golf course draws its clientele predominantly from the Myrtle Beach area golf market. There is no residential development contiguous to GMW, nor is there a developer from whom the Company will receive automatic membership fees. The Company wrote down the remaining investment in the GMW based on EPI Pension Fund control and anticipated ability to generate proceeds from the GMW.


ITEM 2.       DESCRIPTION OF PROPERTY

              The Company's principal business office is located at One Tampa City Center, 201 North Franklin Street, Suite 200, Tampa, Florida 33602. Effective December 16, 1997, the Company took occupancy of 8,932 square feet of newly leased office space at the above address (the "Premises"). A five-year lease ending December 16, 2002 provides for rent on a monthly basis, and for each of the ensuing years of the term, the Company has agreed to pay annual base rents of $133,980, $142,910, $151,844, $160,776, and $169,708, respectively. The landlord's operating expenses for services provided to the Company and other lessees of the building that accommodates the Premises are estimated, paid monthly as additional rent, and adjusted annually according to the lease. The Company may not sublet the Premises or assign the lease (unless to a qualified and approved affiliate) without the consent of the landlord. The lease contains other such customary provisions including a force majeure clause and indemnities.

              On July 15, 1997, the Company leased 4,140 square feet at Suite 2550 in the same building for a term of 37 months. The lease provides for monthly rental of $4,830 during the first twelve (12) months, $5,175 for months 14 through 25, and $5,520 for months 26 through 37. As a result of the

Company's need for additional space, the Company sublet Suite 2550 beginning January 1, 1998 for the remaining 32 months of the lease term for $5,520 per month. On December 31, 1997, the Company executed an agreement to terminate its lease dated September 1, 1995 at 5806-A Breckenridge Parkway, Tampa, Florida 33610 and made full settlement with the landlord for a settlement payment of $76,253. All remaining liabilities are eliminated.

              The office space occupied by the Company is sufficient for the conduct of the Company's business therein.

              In December 1996 the Company, through a wholly-owned subsidiary, Divot Properties WGV, Inc. ("Divot WGV"), purchased for $810,617 approximately
4.25 acres described as Southeast Parcel 2 of the St. Johns Planned Unit Development located in St. Johns County, Florida, as well as certain license rights. The land is located within the World Golf Village ("WGV") development which is currently being developed within the 6,300 acre St. Johns planned community. The World Golf Village resort, located approximately 15 miles south of Jacksonville, Florida, upon completion, will be home to the World Golf Hall of Fame Museum, the World Golf Village Resort Hotel and Conference Center, three 18-hole championship golf courses, PGA Tour Productions, a PGA Tour Golf Academy, and other amenities. The license rights entitle the Company, for a period of twenty-five years, to use the World Golf Village name and logos in connection with the promotion and operation of certain service enterprises, and the marketing of certain consumer products related to the World Golf Village.

              At December 31, 1997, the Company had made a deposit of $500,000 on another parcel of property located within the World Golf Village, described as Parcel 11. The Company acquired this parcel, again through Divot WGV, for $1,850,000, on January 16, 1998. Such property is to be used for the development of the World Golf Village Spa and 32 bungalows at WGV.

              For a complete description of all other properties owned or leased by the Company, see Item 1.c. "Business -- The Company's Golf Courses."

ITEM 3.       LEGAL PROCEEDINGS

              On August 10, 1995, the Company and its subsidiary, The Gauntlet at Myrtle West, Inc. ("GMW"), received from North Myrtle Beach Golf Club, Inc. ("MW Seller") a "Notice of Default Under Indemnity Agreement and Guaranty" dated December 28, 1993 in connection with MW Seller's alleged inability to realize $350,000 or any proceeds through its attempts at a public sale of its 102,010 shares of the Company's Common Stock. The stock was issued to MW Seller and the Indemnity Agreement and Guaranty (the "Guaranty") was entered into by the Company and GMW as part consideration for the December 28, 1993 sale to GMW of certain of MW Seller's assets, inclusive of certain golf course lands and improvements in Myrtle Beach, S.C. The obligations under the Guaranty are secured by a third mortgage and security agreement over the golf course. The Company has disputed the claim that its shares held by MW Seller have no value and on February 12, 1996 filed an Answer to the December 11, 1995 Complaint and Third Mortgage Foreclosure proceedings filed by MW Seller under Civil Action No. 5-CR26.3462 in The Court of Common Pleas, County of Horry, State of South Carolina. The Company denies liability and states that MW Seller's failure to sell the stock as required by the Guaranty discharges the Company's and GMW's obligations. The Company believes its maximum liability exposure will be the shortfall, if any, from $350,000 and the sale proceeds at the time MW Seller's 102,010 Company shares are sold or should have been sold. The Company has recorded in its Consolidated Financial Statements a reserve for its estimated maximum liability for this case.

              In connection with the Company's February 21, 1996 Agreement in Principle ("AIP") with its three Pension Fund Partners (see introduction to Item 1.c. "The Company's Golf Courses" for further discussion of the AIP and see
Exhibit 10.47), definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four golf courses. However, the Company's efforts to interpret the AIP and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, Florida, the court issued a preliminary injunction which required the Company to transfer to EPI Pension Fund 45% of the outstanding equity in the Company's GLV and GMW subsidiaries whereby the Company now holds 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund holds 70%. The Company filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County, Florida. The District Court denied this appeal on February 11, 1997. The Company entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which purported to resolve all outstanding issues between the Company and the EPI Pension Fund. The Company has failed to perform all of its obligations under the settlement. On February 10, 1998, the Circuit Court entered an order directing the Company to perform fully all of its obligations under the Settlement Agreement prior to February 24, 1998. At a hearing on March 26, 1998 the
Company offered partial performance under the Settlement Agreement which was taken under advisement by the Circuit Court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              No matters were submitted to a vote of the security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

              From August 6, 1993 through July 17, 1996, the Company's Common Stock traded on the Toronto Stock Exchange (the "TSE") under the trading symbol "TEE." The Company voluntarily delisted from the TSE.

              The following table sets forth the high and low closing prices on the TSE for each quarter from January 1, 1996 through the Company's voluntary request to delist from the TSE on July 17, 1996 (all such prices are in Canadian dollars):

                                             Closing Prices
                                             --------------
Period Ended                              High               Low
------------                             -----              -----
March 30, 1996                           $3.60              $2.10
June 30, 1996                             2.25               1.05
July 17, 1996                             1.25                .68

              Since November 22, 1994, trading of the Company's Common Stock has been quoted on the National Association of Securities Dealers, Inc. Automated Quotation ("Nasdaq") SmallCap Market. The following table sets forth, for the periods indicated, the quarterly range of the high and low closing prices of the Common Stock as reported by the Nasdaq SmallCap Market (all such prices are in U.S. dollars):

                                           Closing Prices
                                           --------------
Quarter Ended                          High                Low
-------------                          ----               -----
March 31, 1996                        $2.69               $1.50
June 30, 1996                          1.69                 .88
September 30, 1996                     1.00                 .25
December 31, 1996                       .50                 .25
March 31, 1997                          .69                 .25
June 30, 1997                           .44                 .25
September 30, 1997                      .37                 .19
December 31, 1997                       .63                 .13

              On March 25, 1998, the closing market price for the Company's Common Stock on the Nasdaq SmallCap Market was $.37 per share.

              As of March 25, 1998, there were approximately 3,000 holders of record of the Company's Common Stock and 22 holders of record of the Company's Preferred Stock.

              No dividend has been declared or paid by the Company since inception on the Company's Common Stock. The Company does not anticipate that any dividends will be declared or paid in the future on the Company's Common Stock.

              As of December 31, 1997, the Company sold 1,920 shares of its 1997 Convertible Preferred Stock ("1997 Preferred"). The 1997 Preferred was sold solely to accredited investors pursuant to a private placement offering in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Proceeds from the private placement of the 1997 Preferred equaled $1,920,000, less fees of $165,000. The 1997 Preferred was offered in units of 15 preferred shares, with each such share having a liquidation value of $1,000, plus 10,000 warrants (exercisable at $1.00 per share for a period of three years) for a price of $15,000 per unit. The holders of the 1997 Preferred are entitled to 7% cumulative dividends payable quarterly which percentage increases in certain events. The Company does not anticipate paying any dividends in the foreseeable future. The 1997 Preferred is convertible immediately to shares of the Company's Common Stock at $1,000 per share so converted divided by the "conversion price" which is a formula based on the lesser of $0.70 or 75% of the average of the closing price during the ten-day period prior to conversion. Subsequent to December 31, 1997, the Company sold 120 shares of its 1997 Preferred to similar investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included herein for the years ended December 31, 1997 and 1996.

         Brassie Golf Corporation (the "Company") owns and operates golf courses, is engaged in the development and marketing of golf-related businesses, and holds licensing rights in the United States and internationally.

         The Company holds certain licensing rights affiliated with the World Golf Village, which is expected to be a premier tourism, business, and golf destination in America; the World Golf Village is currently being developed south of Jacksonville, Florida. The Company also owns land intended for future development at the World Golf Village. In addition, the Company's portfolio includes a wholly-owned subsidiary that leases a golf course in Virginia and minority interests in two golf courses in South Carolina. The Company sold its interest in a fourth golf course, the Gauntlet at St. James, located in Southport, North Carolina, in November 1997.

         The following table shows the number of full months each golf course was operating under the Company's ownership during the respective periods:

                                                                  YEAR ENDED     YEAR ENDED
                                                 % OWNERSHIP     DECEMBER 31,   DECEMBER 31,
                                                AS OF 12/31/97       1997           1996
                                                --------------   ------------   ------------
Curtis Park    (opened for play June 1995)....       100%             12             12
               (opened for play October
St. James      1991)..........................       100%             10             12
Laurel Valley  (opened for play April 1993)...        30%             12             12
Myrtle West    (acquired December 30, 1993)...        30%             12             12

         In addition, the Company recently entered into a letter of intent to acquire Lady Fairway Golf, one of the nation's leading manufacturers of women's golf shoes and accessories. This is the first of several planned acquisitions of companies in the golf consumer products market.

         The Company is seeking to secure additional licensing rights for a variety of products and services specific to the World Golf Village. The Company has also been actively engaged in the development of management and hospitality businesses to be located at the World Golf Village.

         As of December 31, 1997, the Company's total assets were approximately $7,974,000 and the Company's total debt, including capitalized leases, was approximately $4,292,000.

                             RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

REVENUES

     The Company derives its revenues primarily from golf revenues (including greens fees, range fees and cart fees), management and design fees, resident membership fees, membership sales and annual dues, proshop revenue and food and beverage revenue. The period-to-period change in each of the revenues categories is as follows:

                                                YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,    INCREASE
                                                   1997           1996       (DECREASE)
                                               ------------   ------------   -----------
Golf Revenues................................   $1,833,010     $1,878,273    $   (45,263)
Management and Design Fees...................      809,660      1,785,818       (976,158)
Resident Membership Fees, Membership Sales
  and Annual Dues............................      699,733        774,594        (74,861)
Food & Beverage Revenues.....................      485,737        508,911        (23,174)
Proshop Revenues.............................      259,099        277,188        (18,089)
Other Income.................................        6,360          7,118           (758)
                                                ----------     ----------    -----------
Totals.......................................   $4,093,599     $5,231,902    $(1,138,303)
                                                ==========     ==========    ===========

     In the aggregate, the Company generated $4,093,599 in revenues during the year ended December 31, 1997, compared to $5,231,902 in the year ended December 31, 1996, a decrease of $1,138,303. The decrease primarily consists of a $692,866 decrease in management revenues related to the sale of the management division in July 1997, a $157,226 decrease in design revenues related to the sale of the design division in August 1997, and a $141,000 decrease related to the construction management division which had no operations in 1997. In addition, as a result of the sale of St. James in November 1997, corresponding decreases of $228,457, $50,249, $59,916, and $44,134 occurred for golf revenue, resident membership fees, membership sales and annual dues, food and beverage revenue, and proshop revenue, respectively. These decreases were offset in part by an increase of $221,156 in total revenues for Curtis Park.

COSTS AND EXPENSES

     The Company's total operating expenses decreased from $11,056,005 during the year ended December 31, 1996 to $6,660,207 during the year ended December 31, 1997, a decrease of $4,395,798. The decrease is largely attributable to the writedown of goodwill by $4,050,000 in 1996, reduced expenses of $763,568 as a result of the sale of the management division in July 1997, reduced expenses of $424,062 as a result of the sale of the design division in August 1997 and reduced expenses of $171,412 related to the construction management division which had no operations in 1997. In addition, a reduction of $153,450 in operating expenses resulted from the sale of St. James in November 1997 and a reduction of $171,669 resulted from a related decrease in amortization and depreciation expense. These items were offset in part by a $307,161 increase in bad debt expense and a $708,421 increase in other general and administrative costs. These increased costs were in conjunction with writing off the uncollectible receivables of the Company, other legal and accounting fees, and costs and other professional fees associated with preparing the new business plan of the Company. Marketing costs increased by $135,329 in 1997 in an effort to enhance investor relations and to more effectively market the business of the Company. Finally, expenses associated with the operations of the golf course at Curtis Park were $146,734 higher than in the previous year.

     The Company incurred a write down of goodwill of $-0- and $4,050,000 related to the Summit merger as of December 31, 1997 and 1996. The write down in 1996 was a result of management's evaluation of the future value of goodwill on the Company's financial statements at year end.

     Golf course operations include the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs typically incurred in the operation of a golf course.

     General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, professional fees, including legal and accounting and other consultants, telephone, utilities, insurance, other taxes, allowance for doubtful accounts receivable, fixed asset valuation adjustments, travel, meals and entertainment and office expenses, including rent.

     Interest expense decreased to $683,755 during the year ended December 31, 1997 from $2,316,301 during the year ended December 31, 1996. This $1,632,546 decrease was primarily due to a one-time charge to interest expense in 1996 of $1,400,000 related to the discount on convertible debentures. In addition, the contractual interest expense on the debentures and lower principal balances on certain debt, partially related to the payoff of loans due to the sale of the St. James property in November 1997, resulted in an additional decrease of $146,896. The prime rate decreased from 8.65% at December 31, 1996 to 8.50% at December 31, 1997.

     As a result of the 30,082,268 warrants issued in connection with the issuance of new debentures, the Company recorded $892,709 in amortization expense related to the debt discount on convertible debentures in 1997.

     The loss on equity investment in subsidiaries decreased from $966,579 during the year ended December 31, 1996 to $116,318 during the year ended December 31, 1997. This $850,261 decrease results primarily from a substantial writedown of the Company's investment in the Gauntlet at Laurel Valley and the Gauntlet at Myrtle West subsidiaries in 1996 due to a redetermination of the net realizable value of the Company's ownership interests in these entities at that time. Due to the recurring losses and working capital deficiencies of the entities, the Company in 1997 again redetermined the net realizable value of the Company's investment in the entities, which the company found to be zero, and wrote down the investment value by $116,318 to reflect that redetermination as of December 31, 1997.

     For the year ended December 31, 1997, the Company recorded a loss on sale of subsidiaries of $1,826,164. The Company recorded a $1,931,875 loss on the sale of the golf course at St. James and a $19,289 loss on the sale of Hale Irwin Golf Services which were offset by a $125,000 gain on the sale of Brassie Golf Management Services, Inc. and Summit Golf Corporation. No gains or losses on the sale of subsidiaries were recorded in 1996 as no subsidiaries were sold during the year.

     Interest and other income decreased to $98,520 during the year ended December 31, 1997 from $659,266 during the year ended December 31, 1996. This $560,746 decrease resulted primarily from a one-time gain of $580,000 related to proceeds received in 1996 from a settlement of claims in connection with a disposition of securities held by the Company's foreign subsidiary.

     The provision for income taxes of $110,000 in 1996 was a result of foreign income taxes due as a result of the $580,000 gain from the former disposition of securities mentioned above. No provision for income taxes was necessary in 1997 due to the losses incurred by the Company.

NET LOSS

     For the year ended December 31, 1997, the Company had a net loss of $5,987,034, compared to the net loss of $8,625,732 at December 31, 1996. This $2,638,698 decrease in loss from prior year is the net result of the items explained above.

INFLATION

     Inflation has not had a material effect on the Company's operations during the years ended December 31, 1997 and 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     Historically, golf revenues, resident membership fees, membership sales and annual dues, proshop revenue, food and beverage revenue and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund acquisitions, capital improvements, and a portion of working capital needs, the Company had to rely upon long-term borrowing and equity financing.

DEFICIENCY IN WORKING CAPITAL

     The Company had a deficit in working capital in the amount of $98,529 as of December 31, 1997, compared to a working capital deficit of $404,785 as of December 31, 1996. The improvement in the working capital deficiency was primarily attributable to the effects of proceeds received from the issuance of preferred stock through a private placement, the sales of the management division of the Company and the golf course at St. James, and the loan refinancing related to the golf course at Curtis Park which has been offset in part by a loss from operations, purchases of long-term assets, deposits toward business acquisitions and other long-term assets, and a paydown of long-term debt. The availability of cash and short-term investments as of December 31, 1997 is $188,285, of which $135,019 is restricted for certain expenditures primarily relating to improvements and repairs at the Curtis Park golf course.

     The Company is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. This fact raises substantial doubt about the Company's ability to continue as a going concern. The Company secured $1.92 million of capital in a private placement transaction in December 1997. The Company expects to raise additional amounts from private placements in 1998. If the Company is successful in raising additional capital in 1998, management believes that the Company will have adequate resources to continue to meet its current debt obligations, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

     The Company has taken measures to maintain controls on operating costs in 1998 as part of a continuing effort to become profitable. Management intends to take further steps to improve the Company's liquidity and reduce debt, both short and long term.

     As noted above, the Company concluded on a private placement offering in December 1997 of 7% Cumulative Convertible Preferred Stock ("Preferred Stock") for $1.92 million, less associated costs of $165,000 to secure such funding. The Preferred Stock was offered for a price of $15,000 per unit. One hundred twenty-eight units (128) were sold. Each unit was made up of 15 Preferred Shares and 10,000 warrants. Each preferred share has a liquidation value of $1,000 and each warrant is exercisable immediately for a period of 3 years to purchase one share of common stock for $1.00 each.

     During March 1996, the Company issued $5.5 million in six percent convertible debentures to finance the operations for the Company. During 1996, the holders of the debentures converted $2,034,262 of the debt into 6,350,564 shares which equated to $2,496,785 in equity, net of financing fees. Through March 1, 1997, these debentures were convertible into shares of common stock at discounts ranging from 15%-35% of its current market value. The Company recorded $1.4 million in interest during 1996 to reflect the discounts upon conversion of the Company's common stock. As of December 31, 1996, $3,465,738 of convertible debentures were outstanding.

     From January through October 1997, the holders of the debentures converted $1,195,743 of the debt into 4,972,107 shares which equated to $1,573,308 in equity, net of financing fees. During November 1997, the remaining $2,269,995 plus accrued interest of outstanding debentures were transferred to new debenture holders in a third party transaction. Simultaneously, the Company retired the 1996 debenture agreements and replaced them with new debenture agreements containing new terms.

     The new debentures are payable on December 31, 1998. Through December 31, 1998, the holders of the debentures are entitled to convert the debentures into common stock of the Company at a conversion price equal to the lesser of (1) $0.17 per share or (2) 70% of the average closing bid of the common stock during the last five trading days prior to conversion.

     From November through December 1997, $1,259,346 of the debentures' principal had been converted into 8,460,888 shares of common stock, which equated to $1,863,442 in equity, net of financing fees. As of December 31, 1997, $1,010,649 of convertible debentures were outstanding.

     In connection with the sale of the debenture agreements issued in November of 1997, the Company issued (1) warrants to purchase 15,041,134 shares of common stock of the Company at the lesser of $0.17 per share or 70% of the average closing bid price of the common stock during the last five trading days prior to exercise, (2) warrants to purchase 15,041,134 shares of common stock of the Company at the lesser of $0.34 per share or 70% of the average closing bid price of the common stock during the last five trading days prior to exercise and (3) 1,672,128 shares of common stock. The warrants are exercisable for a period of three years from the date of issuance.

USES OF FUNDS

     From the proceeds obtained through the private placement of preferred stock, the sale of businesses, and the loan refinancing for Curtis Park, the Company has positioned itself to execute the new business plan of the Company. The Company has made a $300,000 deposit toward the acquisition of certain assets from Divot Golf Corporation that will enable the Company to obtain certain additional development rights and license agreements at the World Golf Village and concentrate on golf-related consumer products. The Company also made a $100,000 deposit toward the acquisition of Lady Fairway Golf, a leading manufacturer of women's golf shoes and accessories.

     In addition, the Company paid $75,000 in cash and 3,000,000 shares of common stock to purchase certain assets of Divot Spa WGV, Inc., including licensing and developmental rights on Parcel 11-A of the World Golf Village, the Spa Tournament Championship development program, and the spa products and catalogs. In a related transaction, the Company deposited $500,000 toward the purchase of a parcel of land at the World Golf Village upon which the Company plans to construct a health spa which will charge a daily fee to visitors of the World Golf Village and the Golf Hall of Fame located within the Village; the Company also plans to sell health and spa related consumer products at this location. The Company expended approximately $215,000 toward the development of management and hospitality services at the World Golf Village project and satisfied other short-term and long-term debt and working capital obligations.

DECREASE IN DEBT

     Total debt decreased from $10,073,122 at December 31, 1996 to $4,291,574 at December 31, 1997. Of this $5,781,548 decrease, $3,053,981 is attributed to the St. James golf course which was sold in November 1997, $2,455,089 is attributed to the conversion of debt to equity related to debentures issued by the Company, and $446,291 is attributed to other debt repayments. These decreases were offset by $440,000 in net proceeds from refinancing the loan on the Curtis Park golf course after retiring the previous first and second mortgages on the property.

FINANCIAL COMMITMENTS

     The Company has current commitments for improvements and repairs at The Gauntlet at Curtis Park totalling $104,688. Cash has been restricted under the loan agreement to cover these expenditures. The Company intends to seek financing for these capital expenditures from outside financing sources, although there is no assurance that such financing will be available or, if available, will be on terms acceptable to the Company.

     As a result of its letter of intent to acquire Lady Fairway Golf signed in December 1997, the Company has a commitment to fund the purchase and to close the transaction. The Company also has commitments for future minimum lease payments under operating and capital leases and has commitments to its executive officers through employment agreements.

SHAREHOLDERS' EQUITY

     During the year ended December 31, 1997, the Company's shareholders' equity increased from $1,843,291 to $2,590,885. This $747,594 increase was primarily a result of the issuance of 15,085,123 common shares and 30,082,268 warrants in connection with the convertible debentures for $4,999,815 and proceeds from the private placement of preferred stock for $1,920,000 less fees of $165,000, offset by a net loss of $5,987,034.

WARRANT EXERCISES

     As of December 31, 1997, warrants to purchase 33,550,268 shares of the Company's common stock were outstanding as follows:

# WARRANTS ISSUED     EXPIRATION DATE     EXERCISE PRICE
-----------------   -------------------   --------------
      100,000       September 28, 1998     $2.40
      238,000       November 17, 1998      $2.40
       50,000       December 5, 1998       $1.00
      150,000       June 30, 1999          $2.00
    1,400,000       June 30, 2000          $2.45-$3.25
      250,000       September 28, 2000     $2.40
   15,041,134       November 18, 2000      $0.17*
   15,041,134       November 18, 2000      $0.34*
    1,280,000       December 3, 2000       $1.00**
   ----------
   33,550,268
   ==========

---------------

 * Or 70% of the average closing bid price of the common stock during the last five trading days prior to conversion, whichever is less.
** Or 75% of the average closing bid price of the common stock during the last ten trading days prior to conversion, whichever is less.

PROCEEDS FROM DEVELOPER'S RESIDENT LOT SALES

     By agreement with the developer of the residential real estate development contiguous to the Gauntlet at St. James golf course constructed by the Company, initial membership fees were paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. During the years ended December 31, 1997 and 1996, 65 and 96 lots were sold, respectively, by the developer at St. James, the proceeds of which increased cash by $325,000 and $480,000 in 1997 and 1996, respectively. As a result of the sale of the St. James golf course in November 1997, the Company expects to receive no further proceeds from the sale of residential lots as those rights are now held by the buyer of the golf course.

ITEM 7.       FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Brassie Golf Corporation

     We have audited the accompanying consolidated balance sheet of Brassie Golf Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for two previously majority-owned subsidiaries.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brassie Golf Corporation and subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          [ERNST & YOUNG LLP]
                                            ERNST & YOUNG LLP

Raleigh, North Carolina
January 12, 1998

                            BRASSIE GOLF CORPORATION

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997



                                  ASSETS

Current assets:

  Cash......................................................  $    53,266
  Cash -- restricted........................................      135,019
  Trade accounts receivable, net of allowance for doubtful
     accounts of $150,800...................................      352,018
  Accounts receivable from related parties..................      160,543
  Inventories...............................................       31,611
  Prepaid expenses and other current assets.................    1,038,588
                                                              -----------
          Total current assets..............................    1,771,045
Property and equipment at cost:
  Land and land improvements................................    2,789,069
  Depreciable golf course improvements......................      828,681
  Buildings.................................................    1,426,369
  Furniture, machinery and equipment........................      986,642
                                                              -----------
                                                                6,030,761

Less accumulated depreciation and amortization..............      742,956
                                                              -----------
                                                                5,287,805

Intangible assets, net of accumulated amortization of
  $270,000..................................................      583,400
Goodwill....................................................      331,250
                                                              -----------
          Total assets......................................  $ 7,973,500
                                                              ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses.....................  $   772,460
  Accrued interest payable..................................       32,751
  Income tax payable........................................      181,793
  Current portion of long-term debt.........................      757,023
  Current maturities of capital lease obligations...........       21,510
  Accrued discount on convertible debentures................      104,037
                                                              -----------
          Total current liabilities.........................    1,869,574

Long-term debt, less current portion........................    3,477,256
Long-term capital lease obligations, less current portion...       35,785

Commitments and Contingencies
Shareholders' equity:

  Convertible Preferred Stock, $.001 par value; 1,000,000
     shares authorized; 283,170 shares issued and
     outstanding (aggregate liquidation
     preference of $1,920,000)..............................          283
  Common Stock, $.001 par value; 50,000,000 shares

     authorized; 42,632,503 shares issued and outstanding...       42,633
  Additional paid-in capital................................   32,043,966
  Accumulated deficit.......................................  (29,176,276)
  Less cost of Convertible Preferred Stock held in treasury,
     281,250 shares.........................................     (210,937)
  Foreign currency translation adjustment...................     (108,784)
                                                              -----------
          Total shareholders' equity........................    2,590,885
                                                              -----------
          Total liabilities and shareholders' equity........  $ 7,973,500
                                                              ===========

                            See accompanying notes.

                            BRASSIE GOLF CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,

                                                              --------------------------
                                                                 1997           1996
                                                              -----------   ------------
Operating revenues:

  Golf revenues.............................................  $ 1,833,010   $  1,878,273
  Food and beverage revenues................................      485,737        508,911
  Proshop revenues..........................................      259,099        277,188
  Membership sales and dues.................................      372,233        294,594
  Resident membership fees..................................      327,500        480,000
  Management and design fees................................      809,660      1,785,818
  Other.....................................................        6,360          7,118
                                                              -----------   ------------
          Total operating revenues..........................    4,093,599      5,231,902
Operating expenses:
  Golf course operations....................................    1,293,975      1,328,564
  Cost of food and beverage sales...........................      195,869        203,660
  Cost of proshop sales.....................................      193,886        173,812
  Advertising expense.......................................      313,351        216,254
  Management and design expenses............................      701,191      1,553,821
  General and administrative expenses.......................    3,090,713      2,487,003
  Depreciation and amortization expense.....................      871,222      1,042,891
  Write down of goodwill....................................           --      4,050,000
                                                              -----------   ------------
          Total operating expenses..........................    6,660,207     11,056,005
                                                              -----------   ------------
Operating loss..............................................   (2,566,608)    (5,824,103)
Other income (expense):
  Interest expense -- contractual...........................     (683,755)      (916,301)
  Interest expense -- discount on convertible debentures....           --     (1,400,000)
  Amortization of debt discount on convertible debentures...     (892,709)            --
  Loss on equity investment in subsidiaries.................     (116,318)      (966,579)
  Loss on sale of subsidiaries..............................   (1,826,164)            --
  Bad debt recoveries.......................................           --        510,000
  Interest income...........................................       98,520        149,266
                                                              -----------   ------------
  Loss before minority interest.............................   (5,987,034)    (8,447,717)
  Minority interest expense.................................           --        (68,015)
                                                              -----------   ------------
  Loss before income taxes..................................   (5,987,034)    (8,515,732)
  Provision for income taxes................................           --       (110,000)
                                                              -----------   ------------
Net loss....................................................  $(5,987,034)  $ (8,625,732)
                                                              ===========   ============
Basic and diluted loss per common share.....................  $      (.22)  $       (.43)
                                                              ===========   ============
Weighted average number of common shares outstanding........   29,724,100     20,005,900
                                                              ===========   ============

                            See accompanying notes.

                            BRASSIE GOLF CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                 CONVERTIBLE

                                                               CONVERTIBLE                                        PREFERRED

                                         COMMON STOCK        PREFERRED STOCK    ADDITIONAL                      TREASURY STOCK
                                     --------------------   -----------------     PAID-IN     ACCUMULATED    --------------------

                                       SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT       SHARES     AMOUNT

                                     ----------   -------   --------   ------   -----------   ------------   --------   ---------
Balance at December 31, 1995.......  17,678,066   $17,678    375,000    $375    $21,857,456   $(13,893,582)        --   $      --
Net loss...........................          --       --          --      --             --    (8,625,732)         --          --
Issuance of Common Stock in
 connection with conversion of

 convertible debentures............   6,350,564    6,351          --      --      2,490,434            --          --          --
Issuance of Common Stock in lieu of
 compensation......................      50,000       50          --      --         58,545            --          --          --
Unrealized gain on investments.....          --       --          --      --             --            --          --          --
Translation of foreign currency
 financial statements..............          --       --          --      --             --            --          --          --
                                     ----------   -------   --------    ----    -----------   ------------   --------   ---------
Balance at December 31, 1996.......  24,078,630   $24,079    375,000    $375    $24,406,435   $(22,519,314)        --   $      --
                                     ==========   =======   ========    ====    ===========   ============   ========   =========
Net loss...........................          --       --          --      --             --    (5,987,034)         --          --
Conversion of Preferred Stock
 to Common Stock...................     468,750      469     (93,750)    (94)          (375)           --          --          --
Repurchase of Preferred Stock......          --       --          --      --             --            --    (281,250)   (210,937)
Issuance of Preferred Shares in
 connection with a private

 placement.........................          --       --       1,920       2      1,754,998            --          --          --
Preferred Stock Dividend
 -- conversion discount............          --       --          --      --        669,928      (669,928)         --          --
Issuance of Common Stock
 in connection with conversion

 of convertible debentures.........  13,432,995   13,433          --      --      3,423,317            --          --          --
Issuance of 30,082,268 warrants
 in connection with convertible

 debentures........................          --       --          --      --      1,203,291            --          --          --
Issuance of Common Stock
 in connection with the convertible

 debenture agreement...............   1,652,128    1,652          --      --        308,122            --          --          --
Issuance of Common Stock
 in connection with the purchase of

 Divot Spa WGV, Inc................   3,000,000    3,000          --      --        278,250            --          --          --
Unrealized gain on investments.....          --       --          --      --             --            --          --          --
Translation of foreign currency
 financial statements..............          --       --          --      --             --            --          --          --
                                     ----------   -------   --------    ----    -----------   ------------   --------   ---------
Balance at December 31, 1997.......  42,632,503   $42,633    283,170    $283    $32,043,966   $(29,176,276)  (281,250)  $(210,937)
                                     ==========   =======   ========    ====    ===========   ============   ========   =========


                                       FOREIGN     UNREALIZED
                                      CURRENCY     GAIN (LOSS)

                                     TRANSLATION       ON
                                     ADJUSTMENT    INVESTMENTS     TOTAL

                                     -----------   -----------   ----------
Balance at December 31, 1995.......   $(259,664)      $(593)     $7,721,670
Net loss...........................          --          --      (8,625,732)
Issuance of Common Stock in
 connection with conversion of

 convertible debentures............          --          --       2,496,785
Issuance of Common Stock in lieu of
 compensation......................          --          --          58,595
Unrealized gain on investments.....          --         356             356
Translation of foreign currency
 financial statements..............     191,617          --         191,617
                                      ---------       -----      ----------
Balance at December 31, 1996.......   $ (68,047)      $(237)     $1,843,291
                                      =========       =====      ==========
Net loss...........................          --          --      (5,987,034)
Conversion of Preferred Stock
 to Common Stock...................          --          --              --
Repurchase of Preferred Stock......          --          --        (210,937)
Issuance of Preferred Shares in
 connection with a private

 placement.........................          --          --       1,755,000
Preferred Stock Dividend
 -- conversion discount............          --          --              --
Issuance of Common Stock
 in connection with conversion

 of convertible debentures.........          --          --       3,436,750
Issuance of 30,082,268 warrants
 in connection with convertible

 debentures........................          --          --       1,203,291
Issuance of Common Stock
 in connection with the convertible

 debenture agreement...............          --          --         309,774
Issuance of Common Stock
 in connection with the purchase of

 Divot Spa WGV, Inc................          --          --         281,250
Unrealized gain on investments.....          --         237             237
Translation of foreign currency
 financial statements..............     (40,737)         --         (40,737)
                                      ---------       -----      ----------
Balance at December 31, 1997.......   $(108,784)      $  --      $2,590,885
                                      =========       =====      ==========

                            See accompanying notes.

                            BRASSIE GOLF CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,

                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $ (5,987,034)  $ (8,625,732)

Adjustments to reconcile net loss to net cash used in operating activities:

  Loss on sales of subsidiaries.............................     1,826,164             --
  Amortization of debt discount.............................       892,709             --
  Loss on equity investments in subsidiaries................       116,318        966,579
  Depreciation..............................................       520,959        535,293
  Amortization..............................................       350,263        507,598
  Writedown of goodwill.....................................            --      4,050,000
  Bad debt expense..........................................       372,161         65,000
  Loss on sale of marketable equity securities..............        21,404            182
  Trade accounts receivable.................................      (197,388)        66,826
  Accounts receivable from related parties..................       (10,543)       107,258
  Inventories and other current assets......................      (953,044)       (55,202)
  Accounts payable and accrued expenses.....................       280,744       (368,480)
  Accrued interest payable..................................       103,774      1,024,133
  Income tax payable........................................       (15,919)       197,712
                                                              ------------   ------------
Net cash used in operating activities.......................    (2,679,432)    (1,528,833)
INVESTING ACTIVITIES
Payments for intangible assets..............................      (260,006)      (571,293)
Purchases of property and equipment, net....................      (366,612)      (698,630)
Change in restricted cash...................................      (135,019)            --
Additional investments in subsidiaries......................        33,682       (486,770)
Proceeds from sale of marketable equity securities..........        18,271             --
Proceeds from sale of subsidiaries..........................     3,550,000             --
                                                              ------------   ------------
Net cash provided by (used in) investing activities.........     2,840,316     (1,756,693)
FINANCING ACTIVITIES
Additions to long-term borrowings...........................     3,417,480      5,480,388
Payments on long-term borrowings and capital leases.........    (4,540,608)    (4,836,509)
Issuance of common stock....................................            --      2,555,380
Payments on loans from officers and shareholders............    (1,293,895)       648,121
Proceeds from sales of convertible preferred stock..........     1,920,000             --
Payment for stock issuance costs............................      (165,000)            --
Payments made to retire preferred stock.....................      (210,937)            --
                                                              ------------   ------------
Net cash (used in) provided by financing activities.........      (872,960)     3,847,380
Effect of foreign currency exchange rate changes on cash....       (40,737)       191,617
                                                              ------------   ------------
(Decrease) Increase in cash.................................      (752,813)       753,471
Cash at beginning of year...................................       806,079         52,608
                                                              ------------   ------------
Cash at end of year.........................................  $     53,266   $    806,079
                                                              ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest....................  $    580,581   $    938,071
                                                              ============   ============

                            See accompanying notes.

                            BRASSIE GOLF CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.  BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING

    POLICIES

     Brassie Golf Corporation ("the Company") owns and operates golf courses and is engaged in the development, licensing and marketing of golf-related businesses. The Company also holds certain exclusive licensing rights in the United States and internationally.

     As of December 31, 1997, the Company has a net working capital deficiency of $98,529. The Company is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. Such factors raise substantial doubt about the Company's ability to continue as a going concern. The Company secured $1.9 million of funding in a private placement transaction in December 1997. The Company expects to raise additional amounts from private placements in 1998. If the Company is successful in raising additional equity capital in 1998, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. The subsidiaries and related percentage of ownership by the Company at December 31, 1997 are as follows:


                                                                   OWNERSHIP PERCENTAGE

                                                                            AT
                                                                       DECEMBER 31,

                                                                   ---------------------
COMPANY NAME                                        ABBREVIATION     1997        1996
------------                                        ------------   ---------   ---------
The Gauntlet at St. James, Inc. ..................   St. James        100%         80%
The Gauntlet at Curtis Park, Inc. ................  Curtis Park       100         100
Brassie Golf Management Services, Inc. ...........     BGMS            --         100
Summit Golf Corporation...........................    Summit           --         100
Hale Irwin Golf Services, Inc. ...................     HIGSI           --         100
Brassie Construction Management Services, Inc. ...     BCMS           100         100
Amalgamated Equity Golf (a British Columbia
  Corporation)....................................  Amalgamated       100         100
Divot Properties WGV, Inc. .......................  Properties        100         100

     Minority interest expense in 1996 represents the 20% interest in the St. James golf course owned by a related entity. The Company received the remaining 20% Minority interest in St. James as part of the sale of the golf course in 1997 (see Note 9, "Disposition of Assets").

     The Company's 30% investments in The Gauntlet at Laurel Valley, Inc., a golf course located in Greenville, S.C., and The Gauntlet at Myrtle West, Inc., a golf course located in Myrtle Beach, S.C., are accounted for using the equity method (See Note 10 "Change in Reporting Entity").

  Property and Equipment

     Property and equipment is recorded at cost. Costs relating to the acquisition and development of golf courses, including the cost of real estate, related legal fees, construction costs, interest, and other direct costs associated with the development of the golf courses are capitalized as part of the cost of the course. Depreciable golf course improvements are comprised primarily of irrigation

                            BRASSIE GOLF CORPORATION
systems, cart paths, bridges, and other land improvements. Depreciation on property and equipment begins when the assets are placed into service and is charged to operations over the estimated useful lives of the assets (5 to 20 years), utilizing the straight-line method for financial reporting purposes and accelerated methods for tax purposes. All other costs are charged to expense as incurred.

  Intangible Assets

     Intangible assets consist primarily of financing costs and licensing fees. Costs incurred in obtaining long-term debt obligations are capitalized at cost and amortized over the lives of the respective loans. Significant additions to financing costs during 1997 resulted primarily from costs incurred to obtain financing on more favorable terms.

  Goodwill

     The Company initially records goodwill at its cost and amortizes the cost over the estimated useful life of the asset. At the end of each accounting period, the Company reviews the carrying value of the goodwill for possible impairment. The Company's policy for the valuation of goodwill is to calculate the undiscounted projected future cash flows expected to be generated over the life of the goodwill. This amount is then compared to the carrying value of the goodwill to determine if the asset is impaired.

     The Company has classified, as goodwill, the cost in excess of the fair value of the net assets of SPA, which was acquired through a purchase transaction during 1997 (see Note 8, "Acquisitions", for further discussion). Goodwill is being amortized on a straight-line basis over 15 years. Amortization charged to continuing operations amounted to $18,092 and $255,226 in 1997 and 1996, respectively.

     During 1996, the Company recorded a goodwill writedown of $4,050,000 on Summit, leaving a remaining balance of $626,245, net of accumulated amortization, at December 31, 1996 which reflects estimated future discounted cash flows. The writedown is included in the accompanying statement of operations for the year ended December 31, 1996.

     In July 1997, the Company sold its golf course management division, consisting of Brassie Golf Management Services. Inc. and Summit. The Company's remaining goodwill associated with the Summit was written off in connection with the sale (See Note 9, "Disposition of Assets").

  Restricted Cash

     Restricted cash represents escrow accounts of Curtis Park and Saint James on behalf of certain lending institutions pursuant to loan and sale agreements, respectively. Such amounts are to be recorded as expense when earned over the terms of the agreements and are recoverable by the Company upon occurrence of certain events specified in the respective escrow agreements.

  Cash and Cash Equivalents

     The Company considers highly liquid, short-term investments with a maturity of three months or less when purchased to be cash equivalents.

  Marketable Equity Securities

     The Company's marketable equity securities are classified as available-for-sale and carried at fair value. The ending balance of shareholders' equity has been adjusted to reflect the net unrealized holding gain or loss on securities classified as available-for-sale.

                            BRASSIE GOLF CORPORATION

     During 1997, the Company sold all of its marketable equity securities. Net realized gains, determined by specific identification, were not material.

     The Company maintains cash and short-term investments with various financial institutions. These financial institutions are located in different areas of the U.S. and Canada, and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions utilized in the Company's investment strategy.

  Inventories

     Inventories are stated at the lower of cost or market as determined using the specific identification method.

     Inventory at December 31, 1997 consists of:


Proshop merchandise.........................................  $ 27,415
Food and beverage inventory.................................     4,196

                                                              --------
                                                              $ 31,611

                                                              ========

  Revenues

     Revenues of the Company include daily golf fees, proshop merchandise sales and food and beverage sales. Golf fees include revenue generated from green fees, cart fees and range fees. Revenues also include sales of memberships and annual dues charged to members and golf course management and design fees.

     Golf fees, proshop merchandise sales and food and beverage sales are recognized when received. Annual membership dues are recognized and earned ratably over a twelve-month period. Membership dues collected in advance are deferred as "unearned income" and recognized over the period of prepayment. Membership fees that are non-refundable are recognized by the Company when received. Golf course management and design fees are recognized as services are performed.

     As part of an agreement with the developer of the residential lots, the Company receives $5,000 in membership fees for each residential lot sold in the immediate area of the St. James golf course through November 23, 1997 (See Note 9, "Disposition of Assets").

  Stock Based Compensation

     On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to recognize as expense the fair value of all stock-based awards on the date of grant, or continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (See Note 7, "Stock Options").

  Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred $313,000 and $216,000 in advertising costs during the years ended December 31, 1997 and 1996, respectively.

                            BRASSIE GOLF CORPORATION

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Concentration of Credit Risk

     The Company's primary financial instrument subject to potential concentration of credit risk is trade accounts receivable which are unsecured. The Company provides an allowance for doubtful accounts based on its analysis of potentially uncollectible accounts. The Company's trade receivables arise principally from its golf course management operations. As of December 31, 1997, the Company had no significant concentrations of credit risk with any individual customers.

  Foreign and Domestic Operations

     Net (loss) income from the Company's foreign subsidiary (Amalgamated) was approximately $(201,000) and $339,000 for the years ended December 31, 1997 and 1996, respectively. Net loss from domestic operations was approximately $5,786,000 and $8,965,000, respectively, for the same periods.

  Translation of Foreign Currencies

     Foreign currency transactions and financial statements of Amalgamated are translated from the local currency, Canadian dollars, into U.S. dollars at the current exchange rates except for revenues, costs and expenses which are translated at average exchange rates. Adjustments resulting from translations of financial statements are reflected as a separate component of shareholders' equity.

  Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Stock options, warrants and the five percent convertible debentures are considered anti-dilutive and therefore have not been included in the computation.

  Long Lived Assets

     In 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under the provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Based on the application of the Statement, goodwill was adjusted to its estimated fair value which resulted in a write-down of $4,050,000 in 1996.

                            BRASSIE GOLF CORPORATION

  Fair Value of Debt

     The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

  Impact of Recently Issued Accounting Standards

     In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Statements of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.

2.  LONG-TERM DEBT

     Long-term debt with financial institutions and other third parties at December 31, 1997 consists of the following:


Loan to Curtis Park from bank, payable in monthly payments

  of $26,124, which includes principal and interest
  beginning December 1, 1997 with remaining principal and
  interest due October 1, 2007; collateralized by leasehold
  interest in land and land improvements. Interest is
  payable monthly at 8.37% per annum........................  $3,276,753
Unsecured convertible 5% debentures due December 31, 1998,
  unless converted into common stock, interest payable
  quarterly and incrementally based upon conversions with
  the balance due, if any, at maturity, net of unamortized
  discount of $620,356......................................     390,293
Unsecured operating term loan from bank, with interest at
  10.75%, payable in monthly installments of $16,723, which
  includes principal and interest, through January 1999.....     220,366
Other notes payable.........................................     346,867
                                                              ----------
                                                               4,234,279

Less current portion........................................     757,023
                                                              ----------
                                                              $3,477,256

                                                              ==========

     Principal maturities of all the indebtedness detailed above during each of the following five years and thereafter are as follows:


1998........................................................   $  757,023
1999........................................................       77,455
2000........................................................      242,850
2001........................................................       47,422
2002........................................................       51,607
Thereafter..................................................    3,057,922
                                                               ----------
                                                               $4,234,279

                                                               ==========

CONVERTIBLE DEBENTURE EXCHANGE

     During March 1996, the Company issued $5.5 million in six percent convertible debentures to finance the operations of the Company. During 1996, the holders of the debentures converted $2,034,262 of the debt into 6,350,564 shares which equated to $2,496,785 in equity, net of financing fees. Through March 1, 1998, the six percent debentures were convertible into shares of common stock at discounts ranging from 15%-35% of its current market value. The Company recorded $1.4 million in interest expense during 1996 to reflect the discounts upon conversion of the

                            BRASSIE GOLF CORPORATION

Company's common stock. As of December 31, 1996, $3,465,738 of convertible debentures were outstanding.

     From January through October 1997, the holders of the debentures converted $1,195,743 of the debt into 4,972,107 shares which equated to $1,573,308 in equity, net of financing fees. During November 1997, the remaining $2,269,995 of outstanding debentures were transferred to new debenture holders in a third party transaction. Simultaneously, the Company retired the 1996 debenture agreements and replaced them with new debenture agreements containing new terms.

     The new debentures are payable on December 31, 1998. Through December 31, 1998, the holders of the debentures are entitled to convert the debentures into common stock of the Company at a conversion price equal to the lesser of (1) $0.17 per share or (2) 70% of the average closing bid of the common stock during the last five trading days prior to conversion. The debentures accrue interest, payable quarterly commencing March 1, 1998, at a rate of 5% per annum. If the Company does not file a Registration Statement with the SEC to register securities in a public offering within 120 days from November 18, 1997, the interest rate shall increase to 18% per annum. If the Effective Date of the Registration Statement has not occurred by the 180th day after November 18, 1997, then the interest rate shall further increase to 24% per annum until the Effective Date. The accrued interest is convertible into common stock of the Company at the same conversion price as the debenture principal. In any event, each holder cannot as a result of such conversions beneficially own more than 4.99% of the then outstanding common stock. In the event that the debenture holder proposes to convert all or any portion of the principal and interest at a conversion price of less than $0.05, the Company shall have the option to redeem all or any part of the amount proposed to be converted at a redemption price of 125% of the amount of the principal and interest proposed to be converted. In conjunction with these debenture agreements, the Company incurred issuance costs totaling $27,000. These issuance costs are being amortized as a component of interest expense over the term of the debentures.

     From November through December 1997, $1,259,346 of the debentures' principal had been converted into 8,460,888 shares of common stock, which equated to $1,863,442 in equity, net of financing fees. As of December 31, 1997, $1,010,649 of convertible debentures were outstanding.

     In connection with the sale of the debenture agreements, the Company issued
(1) warrants to purchase 15,041,134 shares of common stock of the Company at the lesser of $0.17 per share of 70% of the average closing bid price of the common stock during the last five trading days prior to exercise, (2) warrants to purchase 15,041,134 shares of common stock of the Company at the lesser of $0.34 per share of 70% of the average closing bid price of the common stock during the last five trading days prior to exercise and (3) 1,672,128 shares of common stock. The warrants are exercisable for a period of three years from the date of issuance. The estimated value of these warrants and common stock, $1,513,065, has been recorded as additional paid-in capital.

3.  LEASES

     The Company leases certain equipment used in the daily operations of the Company under capital leases which are included in furniture, machinery and equipment. Leased equipment under capital leases included in furniture, machinery and equipment at December 31, 1997 consists of the following:


Equipment...................................................  $69,683
Less accumulated amortization...............................    5,203

                                                              -------
                                                              $64,480

                                                              =======

                            BRASSIE GOLF CORPORATION

     The accumulated amortization with respect to these capitalized leases is included in "accumulated depreciation and amortization" in the accompanying balance sheet. Amortization expense is included in depreciation and amortization expense in the accompanying statement of operations.

     Future minimum lease payments, by year and in the aggregate, under capital leases, consist of the following at December 31, 1997:


1998........................................................  $ 28,228
1999........................................................    25,236
2000........................................................    16,148

                                                              --------
Total minimum lease payments................................    69,612
Amounts representing interest...............................   (12,317)
                                                              --------
                                                                57,295

Less current portion........................................   (21,510)
                                                              --------
                                                              $ 35,785

                                                              ========

     The Company also rents certain facilities, land and equipment under operating leases which expire at various times through 2027. Total rent expense for the Company was approximately $283,200 and $207,500, for the years ended December 31, 1997 and 1996, respectively.

     Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following at December 31, 1997:


1998........................................................  $  272,200
1999........................................................     284,674
2000........................................................     242,428
2001........................................................     187,356
2002........................................................     180,566
Thereafter..................................................     600,000
                                                              ----------
                                                              $1,767,224

                                                              ==========

4.  RELATED PARTY TRANSACTIONS

     The Company funded expenses on behalf of certain entities affiliated through common ownership. Accounts receivable from related parties were $160,543 at December 31, 1997. The Company expects payment of the amount outstanding at December 31, 1997 within the next twelve months; accordingly, the amounts are classified as short-term assets.

     The Company provided management services to related parties resulting in approximately $77,000 and $190,000 in management fee revenue for the years ended December 31, 1997 and 1996, respectively.

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

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income

                            BRASSIE GOLF CORPORATION
tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 are as follows:


Deferred tax liabilities:

  Tax over book depreciation and amortization...............  $        --
                                                              -----------
                                                              $        --
                                                              ===========
Deferred tax assets:

  Book over tax depreciation and amortization...............  $   130,000
  Net operating loss carryforwards..........................    4,400,000
  Bad debt allowance........................................       60,000
  Other.....................................................        4,700
                                                              -----------
Total deferred tax assets...................................    4,594,700
Valuation allowance for deferred tax assets.................   (4,594,700)
                                                              -----------
Net deferred tax assets.....................................           --
                                                              ===========
Net deferred taxes..........................................  $        --
                                                              ===========

     At December 31, 1997 the Company has a net operating loss carryforward of $11,000,000 which will begin to expire in the year 2007. The tax benefits of these items are reflected in the above table of deferred tax assets and liabilities. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                DECEMBER 31,

                                                         --------------------------
                                                            1997           1996
                                                         -----------    -----------
Income tax benefit at U.S. statutory rate..............  $(2,040,000)   $(2,895,000)
Amortization and write-off of goodwill.................           --      1,722,000
State tax benefit, net.................................     (360,000)      (492,000)
Equity income..........................................       47,000        326,000
Interest expense for which no tax benefit was

  provided.............................................      357,000        648,000
Impact of foreign losses for which a current tax
  benefit is not available.............................       80,000             --
Impact of sale of stock in subsidiaries................      460,000             --
Other items............................................      141,000        438,300
Change in valuation allowance..........................    1,315,000        252,700
Foreign tax............................................           --        110,000
                                                         -----------    -----------
Tax expense............................................  $        --    $   110,000
                                                         ===========    ===========

                            BRASSIE GOLF CORPORATION

6.  SHAREHOLDERS' EQUITY

     During 1996, the Company issued 50,000 shares of common stock with a value of $58,595 in lieu of compensation for consulting services performed. The value of the issued stock was based on the fair market value of the Company's common stock on the date that the consulting services were performed and reflects the value of services received. The Company recognized $58,595 in compensation expense related to the transaction.

     During December 1997, the Company closed on a private placement offering of 7% Cumulative Convertible Preferred Stock ("Preferred Stock") for $1.92 million. The Preferred Stock was offered in units of 15 Preferred Shares, with each such share having a liquidation value of $1,000, and 10,000 warrants, for a price of $15,000 per unit.

     The holders of the Preferred Stock are entitled to a cash dividend equal to $70 per share payable quarterly commencing April 1, 1998, although the Company has the option to utilize shares of its common stock, under certain conditions, to satisfy the dividend requirement. If the Company has not filed a Registration Statement with the SEC to register securities in a public offering within 180 days of issuance, the Preferred Stock shall accrue dividends at an annual rate of $180 per share. The purchaser has the right to convert the Preferred Stock immediately into a number of shares of the Company's common stock equal to $1,000 per share converted divided by the Conversion Price. The Conversion Price means the lesser of (1) $0.70 or (2) 75% of the average of the closing bid price of a share of the Company's common stock during the ten trading days prior to such conversion provided that the holder can not as a result of such conversion beneficially own more than 4.99% of the then outstanding common stock. In the event the Conversion Price falls below $0.50, the Company may redeem, at $1,250 per share plus any accrued but unpaid dividends, all (but not any part) of shares proposed to be converted. In conjunction with the discount allowed on the conversion of the Preferred Stock into common stock, the Company has recorded dividends of $669,928. The Preferred Stock does not carry any voting rights. As of December 31, 1997, 128 units of Preferred Stock had been sold while no conversions of shares of the Company's common stock had taken place.

     In connection with the sale and issuance of the Preferred Stock, the Company issued warrants, exercisable immediately, to purchase 1,280,000 shares of common stock of the Company at $1.00 per share for a period of three years from the date of issuance. The Company incurred approximately $165,000 in additional costs related to the issuance of the Preferred Stock, which are offset against additional paid-in capital in the consolidated statements of shareholders' equity.

     As of December 31, 1997, warrants to purchase 33,550,268 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $.17 to $3.25 per share; 100,000 warrants expire September 28, 1998 (exercise price equals $2.40 per share); 238,000 warrants expire November 17, 1998 (exercise price equals $2.40 per share); 50,000 warrants expire December 5, 1998; (exercise price equals $1.00 per share); 150,000 warrants expire June 30, 1999 (exercise price equals $2.00 per share); 1,400,000 warrants expire June 30, 2000 (exercise prices range from $2.40 to $3.25 per share), 250,000 warrants expire September 28, 2000 (exercise price equals $2.40 per share); 15,041,134 warrants expire November 18, 2000 (exercise price equals the lesser of $0.17 per share or 70% of the average closing bid of the common stock during the last five trading days prior to conversion); 15,041,134 warrants expire November 18, 2000 (exercise price equals the lesser of $0.34 per share or 70% of the average closing bid of the common stock during the last five trading days prior to conversion); and 1,280,000 warrants expire December 3, 2000 (exercise price equals $1.00 per share).

                            BRASSIE GOLF CORPORATION

  Loss per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings per Share:


                                                                DECEMBER 31

                                                         --------------------------
                                                            1997           1996
                                                         -----------    -----------
Numerator:

  Net loss.............................................  $(5,987,034)   $(8,625,732)
  Preferred stock dividends -- conversion discount.....     (669,928)            --
                                                         -----------    -----------
  Numerator for basic and dilutive earnings per share--

     income available to common stockholders...........  $(6,656,962)   $(8,625,732)

Denominator:

  Denominator for basic and diluted earnings per

     share -- weighted-average shares..................   29,724,100     20,005,900
                                                         -----------    -----------
  Basic and diluted loss per share.....................  $      (.22)   $      (.43)
                                                         ===========    ===========

     The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, warrants, and stock options are as follows at December 31, 1997:


     For conversion of convertible preferred stock..........   4,873,096
     For conversion of convertible debentures...............   5,944,994
     Outstanding warrants...................................  33,550,268
     Outstanding stock options..............................     594,261
     Possible future issuance under stock option plan.......     905,739
                                                              ----------
       Total shares potentially convertible.................  45,868,358

                                                              ==========

     As of December 31, 1997, the Company had only 7,367,497 common shares available to be issued.

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

                            BRASSIE GOLF CORPORATION

Company. Because no options were issued during the years ended December 31, 1997 and 1996, no pro forma disclosures are required under SFAS 123.

  Options Outstanding, Common Stock


                                                                       OPTIONS OUTSTANDING

                                                         SHARES     --------------------------
                                                        AVAILABLE    NUMBER         PRICE
                                                        FOR GRANT   OF SHARES     PER SHARE

                                                        ---------   ---------   --------------
Balances at December 31, 1995.........................    217,475   1,282,525   $2.00 to $3.80
  Options granted.....................................         --          --               --
  Options canceled....................................     47,000     (47,000)              --
  Options exercised...................................         --          --               --
                                                        ---------   ---------   --------------
Balances at December 31, 1996.........................    264,475   1,235,525   $2.00 to $3.80
                                                        ---------   ---------   --------------
  Options granted.....................................         --          --               --
  Options canceled....................................    641,264    (641,264)              --
  Options exercised...................................         --          --               --
                                                        ---------   ---------   --------------
Balances at December 31, 1997.........................    905,739     594,261   $2.00 to $3.80
                                                        =========   =========   ==============

8.  ACQUISITIONS

     On December 26, 1997, the Company acquired from a related party certain licensing and development rights on Parcel 11-A of the World Golf Village, the Spa Tournament Championship development program, and the Spa Products and Catalog from Divot Spa WGV, Inc., for approximately $356,000. The purchase price of which approximately $331,000 and $25,000 has been allocated to goodwill and licensing fees, respectively, consisted of 3,000,000 shares of the Company's common stock and cash of $75,000. No expense was recorded during 1997 in connection with this goodwill. The goodwill will be amortized using the straight line method over a period of 15 years.

     On December 28, 1997, the Company executed a letter of intent with Lady Fairway Golf to purchase 100% of the outstanding stock of Lady Fairway Golf. In connection with this agreement, the Company paid a nonrefundable deposit of $100,000 which is included in the other assets of the Company's consolidated balance sheet at December 31, 1997. The Company contemplates closing this transaction in the first quarter 1998.

                            BRASSIE GOLF CORPORATION

9.  DISPOSITION OF ASSETS

     During the year ended December 31, 1997, the Company disposed of three subsidiaries and substantially all of the assets of St. James in three separate transactions for an aggregate amount of approximately $3,800,000 ($3,550,000 in cash and $250,000 in accounts receivable). In addition, the Company is entitled to receive a certain percentage of future contract revenue of Hale Irwin Golf Services, Inc. The Company recognized a loss of $1,826,164 in connection with the disposition of these subsidiaries. This loss is reflected in the statement of operations. The operating results of the subsidiaries were included in the consolidated statements of operations of the Company from the dates of acquisition through the dates of disposition. The proceeds from the sale and related gain (loss) are recorded as follows:


                                                                 PROCEEDS
                                                                FROM SALE     GAIN/(LOSS)

                                                                ----------    -----------

Brassie Golf Management Services, Inc. and Summit Golf

  Corporation...............................................    $  850,000    $   125,000
The Gauntlet at St. James...................................     2,950,000     (1,931,875)
Hale Irwin Golf Services, Inc...............................            --        (19,289)
                                                                ----------    -----------
                                                                $3,800,000    $(1,826,164)

                                                                ==========    ===========

10.  CHANGE IN REPORTING ENTITY

     In 1995, the Company consolidated two 75% owned subsidiaries, The Gauntlet at Laurel Valley and The Gauntlet at Myrtle West in accordance with Financial Accounting Standards Board Statement 94. In 1996, the Company transferred 45% of the ownership interest in the subsidiaries to the minority shareholder to comply with a mandatory injunction issued by the 13th Circuit Court of Hillsborough County of Florida. Accordingly, the financial statements for 1996 have been restated to reflect the Company's ownership in the subsidiaries under the equity method of accounting. In 1996, the Company recognized a loss of $310,888 on the transference of the interest in the subsidiaries. The Company's interest in the net losses of these entities is recorded at 75% up until the date of transference and at 30% thereafter.

     Due to the recurring operating losses and working capital deficiencies of the entities, the Company assessed the net realizable value of these investments at December 31, 1996 to be -0-. Therefore, on the Company's assessment, a write-down of $116,318 and $505,691 was recorded in 1997 and 1996, respectively to reflect the net realizable value of these investments. The write-down is included in the loss on equity investment in subsidiaries line item on the Company's 1997 and 1996 statement of operations.

     The components of the line item, Loss on equity investment in subsidiaries, as reported in the consolidated statements of operations are as follows:


                                                                1996       1997

                                                              --------   --------
Pro rata share of net loss..................................  $310,888   $     --
Write-down to carrying value ...............................   505,691    116,318
Reserve for ongoing litigation..............................   150,000         --
                                                              --------   --------
Loss on equity investment in subsidiaries...................  $966,579   $116,318
                                                              ========   ========

                            BRASSIE GOLF CORPORATION

11.  COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with its executive officers, the terms of which expire at various times through September 3, 2004. Such agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management goals are attained. Minimum commitments for future salaries, excluding bonuses, by year and in the aggregate consist of the following at December 31, 1997:


1998........................................................  $  650,000
1999........................................................     650,000
2000........................................................     591,667
2001........................................................     475,000
2002........................................................     454,167
Thereafter..................................................     375,000
                                                              ----------
                                                              $3,195,834

                                                              ==========

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


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

                      NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              Information incorporated by reference from the Company's Proxy Statement, under captions "Proposal Two" and "Compliance with Section 16 of the Securities Exchange Act of 1934"

ITEM 10.  EXECUTIVE COMPENSATION

              Information incorporated by reference from the Company's Proxy Statement, under caption "Executive Compensation"

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information incorporated by reference from the Company's Proxy Statement, under caption "Beneficial Owners and Management"

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information incorporated by reference from the Company's Proxy Statement, under caption "Certain Relationships and Related Transactions"

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

              (a)(1) and (2) List of Financial Statements

              The following consolidated financial statements of Brassie Golf Corporation and subsidiaries are included in Item 7:

         Consolidated Balance Sheet - December 31, 1997

         Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

         Notes to Consolidated Financial Statements

         No other schedule for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are required under the related instructions or are applicable and therefore have been omitted.

              (3)  Exhibits

              The exhibits listed below which are marked with a page number reference were filed with a prior registration statement filed under the Securities Act or in a periodic report filed under the Exchange Act and are incorporated herein by this reference. The exhibits listed below which are not marked with a page number reference are filed with this Form 10-KSB.

                                  EXHIBIT INDEX

EXHIBIT/ITEM        DOCUMENT/DESCRIPTION                                                                              PAGE
                                                                                                                     NUMBER
2.1                 Agreement and Plan of Reorganization effective as of November 14, 1991 by                          (A)
                    and among Longview Golf Corporation (the "Company"), Eliga Corporation
                    ("Eliga") and Gutta Percha, Inc. ("GPI")

2.2                 Arrangement Agreement dated as of March 26, 1993 between Equity                                    (A)
                    Preservation Corp. ("Equity"), the Company and 440888 B.C. Ltd. and the
                    Information Circular distributed to shareholders in connection with the arrangement contemplated by such Arrangement Agreement (the "Arrangement").

2.3                 Final Order of the Supreme Court of British Columbia, dated May 17, 1993,                          (B)
                    relating to the fairness of the Arrangement.

2.4                 Agreement of Purchase and Sale, dated as of December 23, 1993, by and                              (B)
                    between North Myrtle Beach Golf Club, Inc. ("MW Seller"), the Company and
                    The Gauntlet at Myrtle West, Inc. ("GMW"), and the material Exhibits thereto.

2.5                 Purchase and Sale Agreement, dated as of April 12, 1994, between Wedgefield                        (B)
                    Limited Partnership ("Wedgefield LP"), the Company and The Gauntlet at
                    Wedgefield, Inc. ("GWF"), and the material Exhibits thereto.

2.6                 Purchase and Sale Agreement, dated as of April 12, 1994,
                    between Palisades Golf Partners ("Palisades GP"), the                                              (B)
                    Company and The Gauntlet at Palisades, Inc.
                    ("GPS"), and the material Exhibits thereto.

2.7                 Purchase and Sale Agreement, dated as of April 12, 1994, between Northshore                        (B)
                    Golf Partners, Ltd. ("Northshore GP"), the Company and The Gauntlet at
                    Northshore, Inc. ("GNS"), and the material Exhibits thereto.

2.8                 Agreement and Plan of Reorganization dated as of May 16, 1994, between the                         (B)
                    Company and the shareholders of Hale Irwin Golf Services, Inc., and the material Exhibits thereto.

3.1                 Certificate of Incorporation of the Company, as amended.                                           (A)

3.2                 By-laws of the Company.                                                                            (A)

EXHIBIT/ITEM        DOCUMENT/DESCRIPTION                                                                              PAGE
                                                                                                                     NUMBER
3.3                 Amendment to the Certificate of Incorporation of the Company filed July 18,                        (B)
                    1994.

4.1                 Escrow Agreement dated as of July 23, 1993 between The Toronto Stock                               (A)
                    Exchange, the Company, Montreal Trust Company of Canada and the individuals listed on Schedule A thereto.

4.2                 Certificate of Designations, Preferences and Rights of 1997 Convertible
                    Preferred Stock of the Company dated December 29, 1997.

4.3                 Certificate of Designations, Preferences and Rights of 10,500 Shares of 1997
                    Convertible Preferred Stock of the Company dated January 13, 1998.

10.1                Shareholders Agreement between Eliga, Canadian PT Limited Partnership ("PT                         (A)
                    Partnership"), Rizzo Inc., and Longview Golf Corporation ("GSJ") dated as of
                    October 1, 1990.

10.2                Bylaws of Longview Country Club dated November 14, 1990.                                           (A)

10.3                Purchase Agreement between Homer E. Wright, Jr. and GSJ dated as of                                (A)
                    September 8, 1990.

10.4                Loan Agreement between NCNB National Bank of North Carolina                                        (A)
                    ("NationsBank") and GSJ dated as of October 1, 1990; Promissory Note made by GSJ in favor of NationsBank dated October 1, 1990; Deed of Trust and
                    Security Agreement between GSJ and NationsBank dated October 1, 1990.

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

10.8                Loan Agreement between GLV and EPI Pension Fund dated as of October 30,                            (A)
                    1991; Promissory Note made by GLV to EPI Pension Fund; and second mortgage and Security Agreement between GLV and EPI Pension Fund dated as of October 30, 1991.

10.9                Joint Venture Agreement dated as of May 11, 1993 between Laurel Development                        (A)
                    Corporation ("LDC"), Foothills Development, Inc. ("Foothills") and Partners in
                    Progress X.

10.10               Loan Agreement dated as of July 6, 1993 between Amalgamated Equity Golf                            (A)
                    Corp. and Foothills.

10.11               Project Management Agreement dated June 1, 1993 between LDC and PMI.                               (A)

EXHIBIT/ITEM        DOCUMENT/DESCRIPTION                                                                              PAGE
                                                                                                                     NUMBER
10.12               Subscription, Assignment and Assumption Agreement dated as of November 23,                         (A)
                    1993 between Amalco and Project 93 Management Ltd. ("Project 93") including
                    Promissory Note made by Project 93 in favor of Amalco.

10.13               Lease Agreement, as amended, between the Company and the Board of                                  (B)
                    Supervisors of Stafford County, Virginia dated as of November 23, 1993.

10.14               Shareholders' Agreement between the Company, UA Canadian Pipeline Industry                        (B)
                    National Pension Plan ("UA Pension Fund") and The Gauntlet at Curtis Park,
                    Inc. ("GCP") dated April 19, 1994 and Amendment thereto dated May 13, 1994.

10.15               Loan Agreement between GCP and NationsBank dated as of April 19, 1994;                             (B)
                    Promissory Note made by GCP in favor of NationsBank dated April 19, 1994;
                    and Credit Line Deed of Trust and Security Agreement between GCP and
                    NationsBank dated as of April 19, 1994.

10.16               Guaranty Agreement between the Company, NationsBank and GCP dated as of                            (B)
                    April 19, 1994; Pledge Agreement between the Company and NationsBank dated as of April 19, 1994; Amending Agreement between the Company, PT
                    Partnership, GSJ and NationsBank dated as of April 19, 1994 (amending GSJ
                    Shareholders' Agreement to permit the stock pledge); Amending Agreement between the Company, EPI Pension Fund, GLV and NationsBank dated as of
                    April 19, 1994 (amending GLV Shareholders' Agreement to permit the stock pledge).

10.17               Loan Agreement between GCP and UA Pension Fund dated April 19, 1994;                               (B)
                    Promissory Note made by GCP to UA Pension Fund dated April 19, 1994; and
                    Second Lien Credit Line Deed of Trust and Security Agreement, dated April 19,
                    1994, between GCP and UA Pension Fund.

10.18               Shareholders' Agreement, dated February 25, 1994, between                                          (B)
                    the Company, Edmonton Pipe Industry Pension Trust Fund
                    ("EPI Pension Fund") and GMW.

10.19               Indemnity Agreement and Guaranty, dated December 28, 1993, MW Seller,                              (B)
                    GMW and the Company; Third Mortgage of Real Property and Security
                    Agreement, dated December 28, 1993 by GMW to MW Seller.

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

10.21               Mortgage Purchase and Subscription Agreement, effective as of February 28,                         (B)
                    1994, between the Company, EPI Pension Fund and GMW.

EXHIBIT/ITEM        DOCUMENT/DESCRIPTION                                                                              PAGE
                                                                                                                     NUMBER
10.22               Loan Agreement, dated December 28, 1993, between the Company and GMW;                              (B)
                    Promissory Note made by GMW to the Company dated December 28, 1993;
                    Second Mortgage of Real Property and Security Agreement, dated December 28,
                    1993, by GMW to the Company.

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

10.25               Indemnity Agreement, dated April 12, 1994, between Wedgefield LP, GWF and                          (B)
                    the Company; Indemnity Agreement, dated April 12, 1994, between Palisades
                    GP, GPS and the Company; Indemnity Agreement, dated April 12, 1994, between Northshore GP, GNS and the Company; Wedgefield Second Mortgage
                    Deed and Security Agreement dated as of April 12, 1994 by GWF in favor of
                    Warren Stanchina, as Trustee; Palisades Second Mortgage Deed and Security
                    Agreement dated as of April 12, 1994 by GPS in favor of Warren Stanchina, as
                    Trustee; Second Deed of Trust and Security Agreement dated as of April 12,
                    1994 by  GNS in favor of  Warren Stanchina, as Trustee.

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

10.27               Assumption Agreement, dated April 28, 1994, between BancFlorida, GPS and                           (B)
                    GWF; Mortgage, Security Agreement, and Assignment of Rents, dated December
                    8, 1989, by Palisades GP in favor of BancFlorida; Mortgage Note, dated
                    December 8, 1989, from Palisades GP to BancFlorida.

10.28               Agreement Relating to Construction, Maintenance and Operation of Golf Course                       (B)
                    and Country Club, dated October 18, 1989, between Palisades Golf Club Limited
                    Partnership and Canam Palisades, Ltd.

10.29               Promissory Note, dated April 12, 1994, from GAS to Hermann Flachsmann;                             (B)
                    Deed of Trust, Security Agreement, Financing Statement, and Assignment of
                    Rental dated April 12, 1994 by GAS to Wolfgang Dueren, as Trustee.

10.30               Cooperation Agreement Relating to the Sale of Residential Property and                             (B)
                    Operation of a Golf Course and Country Club, dated April 12, 1994, by and between Northshore LP and GAS.

EXHIBIT/ITEM        DOCUMENT/DESCRIPTION                                                                              PAGE
                                                                                                                     NUMBER
10.31               Brassie Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan.                     (B)

10.32               Exclusive Personal Service Contract between the Company and Dye, Inc. dated                        (C)
                    March 3, 1993.

10.33               Loan Agreement, dated as of April 24, 1991, between Eliga                                          (D)
                    and the Company and Promissory Note dated September 15,
                    1991 in the amount of $780,000.

10.34               Employment Agreement, dated as of May 16, 1994, between the Company and                            (B)
                    Richard J. Stahlhuth; Employment Agreement, dated as of May 16, 1994, between the Company and Hale S. Irwin.

10.35               Employment Agreement, dated as of June 30, 1994, between the Company and                           (B)
                    Gary A. Nacht.

10.36               Warrant Agreement, dated March 15, 1994, between the Company and The                               (B)
                    Travers Financial Corporation; Warrant Agreement, dated March 15, 1994, between the Company and Theo Kraumanis.

10.37               Form of Warrant Agreement between the Company and the signatories thereto                          (E)
                    dated July 28, 1993.

10.38               Form of Warrant Agreement between the Company and the signatories thereto                          (F)
                    dated March 29, 1993.

10.39               Form of Warrant Issued to the Summit Shareholders dated June 30, 1995.                             (G)

10.40               Form of Warrant and Registration Rights Agreement Issued to Financial Advisor                      (G)
                    dated June 30, 1995.

10.41               1995 GSJ Partnership Loan Agreement and Promissory Note dated June 19,                             (G)
                    1995.

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

10.48               Form of $5.5 million 6% Convertible Debenture issued by the Company on                             (I)
                    March 19, 1997.

10.49               Form of Letter Agreement dated September 6, 1996 Amending Terms of                                 (J)
                    Company's $5.5 million 6% Convertible Debenture.

10.50               Sale of Certain Note Secured by Junior Security dated November 14, 1996                            (K)
                    between UA Pension Fund, A & E Capital Funding, Inc., GCP, and the
                    Company selling and assigning the second mortgage loan on The Gauntlet at
                    Curtis Park from UA Pension Fund to A & E Capital.

10.51               Agreement for Sale and Purchase dated June 25, 1996 between Divot                                  (K)
                    Development Corporation and SJH Partnership, Ltd. concerning Southeast Parcel
                    2 of the St. Johns Development.

10.52               Amendment to Agreement for Sale and Purchase dated December 11, 1996                               (K)
                    between SJH Partnership, Ltd. and Divot Properties WGV, Inc. concerning
                    Southeast Parcel 2 of the St. Johns Development.

10.53               Assignment and Assumption of Purchase Agreement dated December 11, 1996                            (K)
                    between Divot Development Corporation and Divot Properties WGV, Inc.
                    concerning Southeast Parcel 2 of the St. Johns Development.

10.54               Letter Agreement dated January 31, 1997 between Flurina Development S.A. and                       (K)
                    the Company amending the terms of the Company's Convertible Debenture held by Flurina.

10.55               Letter Agreement dated February 5, 1997 between Pyramid Investments, LLC                           (K)
                    and the Company amending the terms of the Company's Convertible Debenture held by Pyramid.

10.56               Letter Agreement dated January 29, 1997 between Infinity Investors Ltd. and the                    (K)
                    Company concerning converting a portion of the Infinity debenture and the payoff of the Infinity debenture.

10.57               Assignment of Debenture dated February 5, 1997 between Infinity Investors Ltd.                     (K)
                    and Pyramid Investments, LLC assigning to Pyramid the Company's debenture held by Infinity.

10.58               Form of Warrant issued to Infinity Investors Ltd. dated January 31, 1997.                          (K)

10.59               Form of Warrant Agreement between the Company and Pyramid Investments,                             (K)
                    LLC dated February 5, 1997.

10.60               Sublease Agreement dated as of January 1, 1998 between Churchill Capital
                    Corporation and the Company, and Consent of Landlord.

10.61               Amended and Restated Employment Agreement dated September 3, 1997 between the
                    Company and Joseph R. Cellura.

10.62               Employment Agreement dated September 2, 1997 between the Company and
                    Clifford F. Bagnall.

10.63               Purchase and Sale Agreement dated October of 1997 by and among the Company,
                    Divot Spa WGV, Inc. and Robert N. Gewant

10.64               Cross Creek/Brassie Stock Agreement dated November 13, 1997 between the Company and Lance McNeill; General Release by Lance McNeill; Resignation of Lance McNeill;
                    and Indemnification Agreement between the Company and Lance McNeill.

10.65               Form of Convertible Debenture Agreement dated November 18, 1997 between the Company and the signatories thereto, Convertible Note and Warrant.

10.66               Employment Agreement dated December 1, 1997 between the Company and Jeremiah M. Daly.

10.67               Form of Private Placement Purchase Agreement dated December 3, 1997 between the Company and the signatories thereto, with form of Warrant to purchase shares of the Company's
                    Common Stock.

10.68               Letter Agreement dated December 5, 1997 between the Company and Mr. and
                    Mrs. William E. Horne, et. al., and Stock Purchase Agreement; Resignation of
                    William E. Horne; General Release by William E. Horne; and Indemnification Agreement
                    between the Company and William E. Horne.

10.69               Agreement of Lease dated December 16, 1997 between Tampa City Center Associates and the
                    Company.

10.70               Form of Mortgage and Security Agreement dated January of 1998 given by Divot Properties
                    WGV, Inc.; Promissory Note in the principal amount of $1,500,000 given by Divot Properties
                    WGV, Inc.; Assignment of Net Sales Proceeds; and Continuing Guaranty.

10.71               Form of Private Placement Purchase Agreement dated January of 1998 between the Company and the signatories thereto.

10.72               Loan Agreement dated as of October 30, 1997 between The Gauntlet at Curtis Park, Inc., the
                    Company and Washington Mortgage Financial Group, Ltd.

21.1                Subsidiaries of the Company.                                                                       (B)

EXHIBIT/ITEM        DOCUMENT/DESCRIPTION                                                                              PAGE
                                                                                                                     NUMBER
27                  Financial Data Schedule (For SEC Use Only)


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

(C) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.14 thereto).

(D) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.15 thereto).

(E) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.16 thereto).

(F) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.17 thereto).

(G) Incorporated by reference from the Company's Form 10-K, file No. 0-24812, filed on April 15, 1996.

(H) Incorporated by reference from the Company's Form 8-K, file No. 0-24812, filed on August 30, 1996.

(I) Incorporated by reference from the Company's Form 10-QSB, file No. 0-24812, filed on May 15, 1996.

(J) Incorporated by reference from the Company's Form 10-QSB, file No. 0-24812, filed on October 30, 1996.

(K) Incorporated by reference from the Company's Form 10-KSB, file No. 0-24812, filed on April 14, 1997.

         (b)      Reports on Form 8-K

                  Dated February 13, 1998
                  Dated January 12, 1998
                  Dated January 12, 1998
                  Dated November 23, 1997
                  Dated September 30, 1997
                  Dated August 1, 1997
                  Dated July 31, 1997

                                   SIGNATURES

           In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRASSIE GOLF CORPORATION


                                    By:  /s/ Joseph R. Cellura
                                         -----------------------
                                         Chief Executive Officer

Dated: March 30, 1998


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----
/s/ Joseph R. Cellura                       Director                            March 30, 1998
-------------------------------
Joseph R. Cellura


/s/ Gordon D. Ewart                         Director                            March 30, 1998
-----------------------------
Gordon D. Ewart


/s/ Clifford F. Bagnall                     Director                             March 30, 1998
-------------------------------
Clifford F. Bagnall


/s/ Jeremiah M. Daly                        Director                             March 30, 1998
------------------------------
Jeremiah M. Daly


/s/ James A. McNulty                        Chief Financial Officer              March 30, 1998
------------------------------
James A. McNulty