Form 10KSB/A
period 1996-12-31
BRASSIE GOLF CORP
filed 1998-04-21
CIK 916184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-KSB/A

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


                      Documents Incorporated by Reference
                      _____________________________________
                                      None

Transitional small business disclosure format      Yes    [ ]       No  [x]

                            BRASSIE GOLF CORPORATION
                                 FORM 10-KSB/A
                          YEAR ENDED DECEMBER 31, 1996

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

             Competition with the Company's Golf Course Development Efforts and Course Operations. The Company faces significant competition with respect to golf course development and acquisitions. There are a number of regional and national golf course developers which also offer "designer label" architectural services. Competitors also include sophisticated real estate investment groups, multi-course owners and strategic industry investors (often foreign), many with greater capital resources than the Company. The Company competes for golf course acquisitions with several companies, including Club Corporation of America, Golf Enterprises, Inc. (national golf course operators) and National Golf Properties, Inc. (a national real estate investment trust) and for the lease and/or management of golf courses with American Golf Corporation, Club Corporation of America, and Golf Enterprises, Inc. (national golf course management companies.)

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

             On May 16, 1997, Mr. Irwin's three-year employment agreement with the Company will expire. Such employment agreement governs Mr. Irwin's employment as president of HIGSI, which was purchased by the Company on May 16, 1994. Mr. Irwin has informed the Company that he does not intend to renew the employment agreement upon its expiration in order to pursue golf course design independently. In addition, the Company and Mr. Irwin are negotiating an agreement whereby the Company will sell HIGSI to Mr. Irwin for a combination of Brassie stock currently held by Mr. Irwin, a percentage of the earnings to be received on design contracts that are currently in negotiation with clients, a percentage of revenues on future design contracts procured by the Company, and the assumption of specified liabilities by Mr. Irwin. As HIGSI has been less profitable than anticipated since its acquisition by the Company in May 1994, the Company believes this agreement will improve the financial results of the Company compared to previous years.

             Operations. The Design Division was formed to market world-class golf course design services to private and public developers of golf facilities in the United States and internationally. Since its formation in March of 1987, the Design Division has designed and provided construction observation for the following courses: Quail Creek Golf Club (opened during 1987 in St. Louis, Missouri), New England Country Club (opened during 1989 in Bellingham, Massachusetts), Southern Woods Country Club (opened during 1992 in Homosassa Springs, Florida), Panther Creek Country Club (opened during 1992 in Springfield, Illinois), Indian Peaks Golf Course (opened during 1993 in Lafayette, Colorado), the Club at Cordillera (opened during July 1994 in Edwards, Colorado), Meadowlands (opened during the fall of 1995 in Greensboro, North Carolina), The Members Club (opened during 1996 in Southport, North Carolina), The Valley Club (opened during 1996 in Sun Valley, Idaho), and Cape Girardeau Country Club (completed in 1996 in Cape Girardeau, Missouri). Currently, the Design Division has two courses under development, in Tunica, Mississippi and Rock Hill, South Carolina, and a design consultation project in Las Vegas, Nevada. (See Item 12. "Certain Relationships and Related Transactions" for a description of the Company's relationships with entities owned by Mr. Irwin and his associate, Richard Stahlhuth). The Company derived $267,226 in total revenues from its golf course design services in 1996.

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

             Operations. The Construction Management Division's services offered include managing the pre-bid and post-bid process, advising on the letting of contracts, assisting with contract administration, participating in the scheduling and budgeting processes, assisting and coordinating in permitting all aspects of the job, assisting in construction draw administration (including the preparation of AIA documents, lien waivers, inspections, and monthly site reports), providing agronomy services throughout the project including such turf and landscaping advice as necessary to provide an appropriate "grow in" plan ensuring a smooth transition from the construction phase to the opening of the course. This division currently has no projects in progress at this time. The Company derived $141,000 in total revenues from its golf course construction management services in 1996.

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

C.  THE COMPANY'S GOLF COURSES.

             The Company has ownership interests in four golf courses. Two of the courses, the Gauntlet at St. James and the Gauntlet at Curtis Park, are each owned through an individual subsidiary in which the Company presently owns 80% and 100% of the outstanding equity respectively. The other two golf courses, the Gauntlet at Laurel Valley and the Gauntlet at Myrtle West are owned through two similar subsidiaries ("the GLV and GMW Subsidiaries"). The GLV and GMW Subsidiaries are parties to and the subject of pending litigation between the Company and the Edmonton Pipe Industry Pension Trust Fund ("the EPI Pension Fund"). As a result of a preliminary injunction granted by the Circuit Court in and for Hillsborough County, Florida on July 12, 1996, the Company transferred 45% of the outstanding equity in both of the GLV and GMW Subsidiaries to the EPI Pension Fund. The Company currently holds 30% of the outstanding equity in each of these two subsidiaries. For further discussion of the Company's pending litigation with the EPI Pension Fund see Item 3. "Legal Proceedings". See also Notes 1 and 10 to Consolidated Financial Statements. Through this reorganization, the EPI Pension Fund has increased its ownership interest in and financial commitment to these two golf courses and, as a result, the Company significantly reduced all short and long term obligations associated with the ownership of these two golf courses. Furthermore, the Company continues to manage The Gauntlet Courses on a monthly fee basis, which fees range from $3,500 to $6,000 per month.

             In the late fall of 1995, the Company engaged in discussions with its three pension fund partners (the "Pension Funds") in the four courses in which the Company has ownership interests ("The Gauntlet Courses") with a view to modeling a future joint venture and reorganizing existing relationships to enhance the Company's cash flows and profitability. During February 1996, the parties established their mutual intentions and on February 21, 1996, the parties memorialized their intentions in a document captioned an "agreement in principle" (the "AIP"). Pursuant to the AIP, the Company agreed to pay in full all debts payable of The Gauntlet Courses as of February 29, 1996, but which were to be offset by 70% of their aggregated stock in trade. Additionally, the Company was to repay certain third party advances in the amount of $189,000. In connection therewith, the Company would assign 70% of The Gauntlet Courses to the Pension Funds. Certain financial controls over the expenditures at The Gauntlet Courses were to be granted to the Pension Funds and the Company was to receive monthly management and accounting fees for each course.

             In the second quarter of 1996, the Company reached an alternative agreement with two of its pension fund partners, UA Canadian Pipeline Industry National Pension Plan ("UA Pension Fund") and Canadian Limited P.T. Partnership ("PT Partnership"), relating to two of the golf courses, The Gauntlet at Curtis Park and The Gauntlet at St. James, respectively.

             Under the settlement with UA Pension Fund, the Company agreed to pay off all outstanding debt plus accrued interest owed to UA Pension Fund and deliver $50,000 in cash and in exchange therefor received all outstanding stock of The Gauntlet at Curtis Park. With respect to PT Partnership, it was agreed that the Company would pay all outstanding debt plus accrued interest owed to it by the Company and the two would continue forward under the same ownership arrangement for The Gauntlet at St. James. However, the Company was unable to reach a satisfactory agreement with the EPI Pension Fund with respect to the other two golf courses. Certain provisions of the AIP contemplate alternative ownership scenarios whereby the Pension Funds would assume primary responsibility for The Gauntlet Courses. These alternative ownership scenarios have been implemented for the Gauntlet at Laurel Valley and the Gauntlet at Myrtle West (see Item 3. "Legal Proceedings").

    1.       THE GAUNTLET AT ST. JAMES,
             BRUNSWICK COUNTY, SOUTHPORT, NORTH CAROLINA

             The Gauntlet at St. James (formerly known as Longview Country Club) is a 200 acre, 18-hole, daily-fee golf course located in the St. James Plantation real estate development in Southport, North Carolina, which is 30 miles south of Wilmington, North Carolina and 35 miles north of Myrtle Beach, South Carolina. The golf course was designed by P.B. Dye. Amenities include a 16,000 square foot clubhouse (including the golf pro shop, restaurant, bar, snack bar and cart storage), a swimming pool and two tennis courts with a separate tennis pro shop. The Gauntlet at St. James is owned by a subsidiary of the Company, The Gauntlet at St. James, Inc. ("GSJ"), a North Carolina corporation. The Company owns 80%, and Canadian Limited P.T. Partnership ("PT Partnership") owns 20%, of the outstanding equity shares of GSJ as follows:

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

95CV635) against the developer/owner of the residential community and golf course, the City of Lafayette as the operator of the course, and amongst others, HIGSI. In this action the Plaintiffs seek damages which are claimed to arise from property damage and the threat of bodily injury, resulting from golf balls that have entered onto their property from golfers' drives from the tee of the 18th hole at the Indian Peaks Golf Course. Plaintiffs have asserted twelve claims in their Second Amended Complaint and Request for Injunctive Relief. The claims which pertain to HIGSI include a second claim for relief for fraud (based upon allegations that the course was represented to them as a "world class" golf course designed in accordance with Hale Irwin design standards when it was not so designed), the third claim for negligent misrepresentation (based upon the same allegations), a fourth claim for negligent design, construction, operation and maintenance, a fifth claim for deceptive trade practices under C.R.S. Section 6-1-101, a sixth claim for "civil conspiracy", a seventh claim for trespass, and an eighth claim for nuisance. Almost all defendants are also parties to the above claims as well. HIGSI has answered the previous Complaint denying the allegations and asserting numerous affirmative defenses. Damages sought by the Plaintiffs include monetary damages to be proven at trial, including treble damages, attorney fees, pre- and post-judgment interest, costs and other expenses of litigation, punitive damages, preliminary and permanent injunction enjoining the City of Lafayette, Colorado (co-Defendant) from continuing to operate the 18th hole in a manner that continues to allow golf balls to strike the property and for such other and further relief as the Court deems just and proper. HIGSI has filed an Answer, and is vigorously defending all the allegations. The case is currently set for trial on May 12, 1997.

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

             During the year ended December 31, 1996, the Company had no revenues from golf courses previously sold in May, 1995, which revenue amount totaled $1,698,196 during the year ended December 31, 1995.

             The lot release fees earned by the Company at The Gauntlet at St. James decreased by $210,000 from 1995 as a direct result of the actual number of lots sold and closed by the residential developer that owns the property surrounding the golf course. The Company has no control over these lot sales and proceeds provided to the Company. Lot sales proceeds are $5,000 per lot sold.

             The design division was unable to secure new golf course design contracts during the year ended December 31, 1996 and thus realized a reduction of $101,878 in design fees earned as other contracts were completed.

             The golf course management division realized $676,456 of additional revenues due to the inclusion of Summit for a full year of operations for 1996 versus six months for the year ended December 31, 1995, reflecting the acquisition at June 30, 1995.

             During the year ended December 31, 1996, The Gauntlet at Curtis Park was open for a full 12 months. During 1995, the course was only open from June 1995 through year end. As a result, total revenues for The Gauntlet at Curtis Park were $438,944 more in 1996 and are included in golf fees, food & beverage and pro shop sales above.

             (B)     COSTS AND EXPENSES

             The Company's total operating expenses increased from $10,935,785 during the year ended December 31, 1995 to $11,056,005 during the year ended December 31, 1996, an increase of $120,220.

             The increase of costs for December 31, 1996 is largely related to the additional costs of $457,740 associated with a full year of operations for the golf course at Curtis Park and a $427,093 increase in costs for the full year operations of the golf course management division (Summit), as noted above.

             In addition, the costs associated with the design division were $327,198 higher than the prior year due to certain fixed costs and corporate allocated costs of this division.

             The Company also incurred a $250,000 reserve for potential uncollectible receivables in the management division, primarily related to Mexican receivables acquired in connection with the COPM merger.

             Other general and administrative costs incurred increased by $150,442 for the year ended December 31, 1996 versus 1995, primarily due to increased compensation costs.

             These increases were substantially offset by $1,587,253 of costs not incurred as a result of the sale of the previously owned golf courses referred to above.

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

                            RISKS AND UNCERTAINTIES

             The Company is not aware of any trends or uncertainties that would have a material favorable or unfavorable impact on its operations other than competition and the economy in general.

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
                                                                   ============

See accompanying notes.

                            Brassie Golf Corporation

                     Consolidated Statements of Operations


                                                         YEAR ENDED DECEMBER 31
                                                           1996          1995
                                                       ------------  ------------
                                                                      (Restated)
Operating revenues:
  Golf revenues                                        $ 1,878,273    $ 2,555,799
  Food and beverage revenues                               508,911        743,835
  Proshop revenues                                         277,188        356,016
  Membership sales and dues                                294,594        533,464
  Resident membership fees                                 480,000        690,000
  Management and design fees                             1,785,818      1,211,240
  Other                                                      7,118         15,484
                                                       -----------   ------------
Total operating revenues                                 5,231,902      6,105,838

Operating expenses:
  Golf course operations                                 1,328,564      2,009,231
  Cost of food and beverage sales                          203,660        299,448
  Cost of proshop sales                                    173,812        214,419
  Marketing expense                                        216,254        210,695
  Management and design expenses                         1,553,821        910,925
  General and administrative expenses                    2,487,003      2,278,493
  Depreciation and amortization expense                  1,042,891      1,012,574
  Write down of goodwill                                 4,050,000      4,000,000
                                                       -----------   ------------
Total operating expenses                                11,056,005     10,935,785
                                                       -----------   ------------
Operating loss                                          (5,824,103)    (4,829,947)

Other income (expense):
  Interest expense - contractual                          (916,301)      (656,248)
  Interest expense - discount on convertible debentures (1,400,000)             -
  Loss on equity investment in subsidiaries               (966,579)      (637,074)
  Bad debt recoveries                                      510,000              -
  Interest income                                          149,266          3,403
                                                       -----------   ------------
  Loss before minority interest and extraordinary item  (8,447,717)    (6,119,866)
  Minority interest expense                                (68,015)       (43,669)
                                                       -----------   ------------
  Loss before extraordinary item and taxes              (8,515,732)    (6,163,535)
  Extraordinary loss (Note 9)                                    -     (4,130,000)
  Provision for income taxes                              (110,000)             -
                                                       -----------   ------------
Net loss                                               $(8,625,732)  $(10,293,535)
                                                       ===========   ============

Loss per share before extraordinary item and taxes     $      (.43)   $      (.40)
Extraordinary loss per share                                     -           (.26)
                                                       -----------   ------------
Net loss per share                                     $      (.43)   $      (.66)
                                                       ===========   ============
Weighted average number of shares outstanding           20,005,900     15,570,900
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

INTANGIBLE ASSETS

Intangible assets consist primarily of loan costs and licensing fees. Costs incurred in obtaining long-term debt obligations are capitalized at cost and amortized over the lives of the respective loans. Significant additions to capitalized loan costs during 1996 resulted primarily from costs incurred to obtain financing on more favorable financing terms.

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

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

The Company's marketable equity securities are classified as available-for-sale and are carried at fair value at December 31, 1996. The ending balance of shareholders' equity has been increased by $356 during 1996 and decreased by $6,127 during 1995 to reflect the net unrealized holding gain or loss on securities classified as available-for-sale. Net realized gain or loss on investments for each period, determined by specific identification, is presented in the consolidated statements of operations.

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
                             --------
                             $133,365
                             ========

                            Brassie Golf Corporation

1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES

Revenues of the Company include daily golf fees, proshop merchandise sales and food and beverage sales. Golf fees include revenue generated from green fees, cart fees and range fees. Revenues also include sales of memberships and annual dues charged to members, and golf course management and design fees.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under the provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Based on the application of the Statement, goodwill was adjusted to its estimated fair value which resulted in a write-down of $4,050,000 and $4,000,000 in 1996 and 1995, respectively.

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
                                                                      ----------
                                                                      $7,984,832
                                                                      ==========

                            Brassie Golf Corporation

2. LONG-TERM DEBT (CONTINUED)

Principal maturities of the above indebtedness during each of the following five years and thereafter are as follows:


                                                Year ended
                                                December 31
                                                -----------
                1997                                684,154
                1998                              4,173,309
                1999                                521,384
                2000                              1,969,731
                2001 and thereafter               1,320,408
                                                -----------
                                                  8,668,986

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
                                                                      ----------
                                                                      $1,193,895
                                                                      ==========

                            Brassie Golf Corporation

             Notes to Consolidated Financial Statements (continued)



2. LONG-TERM DEBT (CONTINUED)

Principal maturities of the related party indebtedness detailed above during each of the following five years and thereafter are as follows:


                                            YEAR ENDED
                                            DECEMBER 31
                                            -----------
          1997                                  100,000
          1998                                  100,000
          1999                                  100,000
          2000                                  980,828
          2001 and thereafter                    13,067
                                            -----------
                                            $ 1,293,895
                                            ===========

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
                                                       ----------
                                                       $1,469,621
                                                       ==========

                            Brassie Golf Corporation

4. RELATED PARTY TRANSACTIONS

The Company funded expenses on behalf of certain entities affiliated through common ownership. Accounts receivable from related parties were $456,937 at December 31, 1996. The Company does not expect payment of these receivables within the next twelve months; accordingly, the amounts are classified as long-term assets.

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

On June 30,1995, the Company acquired all of the issued and outstanding shares of Summit Golf Corporation ("Summit"), a company engaged in the management of golf properties, for $8,380,000, including acquisition costs of $380,000. The purchase price was financed through: (i) issuance of 1,875,000 shares of the Company's common stock with a market value amounting to $3,750,000, (ii) issuance of 375,000 shares of the Company's preferred stock with a market value amounting to $3,750,000; (iii) issuance of 500,000 warrants to purchase the Company's common stock with no market value, (iv) issuance of a note payable amounting to $224,146, and (v) cash of $275,854. The value assigned to the common stock, preferred stock and warrants issued reflects the fair value of the equity instruments on the date of purchase.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of purchase price over the fair values of the net assets acquired was approximately $8,000,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company has accounted for this transaction as a purchase. The operating results of Summit are included in the consolidated operations of the Company from the date of acquisition.

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

Due to the recurring operating losses and working capital deficiencies of the entities, the Company assessed the net realizable value of the investments at December 31, 1996. Based on the Company's assessment, an additional write-down of $505,691 was recorded to reflect the net realizable value of these investments. The write-down is included in the loss on equity investment in subsidiaries line item on the Company's 1996 statement of operations.

The components of the line item, loss on equity investment in subsidiaries, as reported in the consolidated statements of operations are as follows:

                                                 1996            1995
                                               --------        --------
Pro rata share of net loss                     $310,888        $637,074
Write-down to net realizable value              505,691              --
Reserve for ongoing litigation                  150,000              --
                                               --------        --------
Loss on equity investment in subsidiaries      $966,579        $637,074

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

 10.51            Agreement for Sale and Purchase dated June 25, 1996 between Divot Development             (K)
                  Corporation and SJH Partnership, Ltd. concerning Southeast Parcel 2 of the St.
                  Johns Development.

 10.52            Amendment to Agreement for Sale and Purchase dated December 11, 1996 between              (K)
                  SJH Partnership, Ltd. and Divot Properties WGV, Inc. concerning Southeast
                  Parcel 2 of the St. Johns Development.

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

 10.55            Letter Agreement dated February 5, 1997 between Pyramid Investments, LLC and              (K)
                  the Company amending the terms of the Company's Convertible Debenture held by
                  Pyramid.

 10.56            Letter Agreement dated January 29, 1997 between Infinity Investors Ltd. and               (K)
                  the Company concerning converting a portion of the Infinity debenture and the payoff of the Infinity debenture.

 10.57            Assignment of Debenture dated February 5, 1997 between Infinity Investors Ltd.            (K)
                  and Pyramid Investments, LLC assigning to Pyramid the Company's debenture held by Infinity.

 10.58            Form of Warrant issued to Infinity Investors Ltd. dated January 31, 1997.                 (K)

 10.59            Form of Warrant Agreement between the Company and Pyramid Investments, LLC                (K)
                  dated February 5, 1997.

 21.1             Subsidiaries of the Company.                                                              (B)

 27               Financial Data Schedule (For SEC Use Only)                                                (K)

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

(D) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.15 thereto).
(E) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.16 thereto).
(F) Incorporated by reference from the Company's Form 10, file No. 0-23056, filed on December 13, 1993 (Exhibit 10.17 thereto).
(G) Incorporated by reference from the Company's Form 10-K, file No. 0-24812 filed on April 15, 1996.
(H) Incorporated by reference from the Company's Form 8-K, file No. 0-24812 filed on August 30, 1996.
(I) Incorporated by reference from the Company's Form 10-QSB, file No. 0-24812 filed on May 15, 1996.
(J) Incorporated by reference from the Company's Form 10-QSB, file No. 0-24812 filed on October 30, 1996.
(K) Incorporated by reference from the Company's Form 10-KSB, file No. 0-24812 filed on April 14, 1997.

             (b)      Reports on Form 8-K

                      The Company did not file any Current Report on Form 8-K, during the last quarter of 1996.

                                   SIGNATURES

                 In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRASSIE GOLF CORPORATION


                                        By: /s/  Joseph R. Cellura
                                            ------------------------
                                            Chief Executive Officer

Dated: April 20, 1998


                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                       DATE

/s/ Joseph R. Cellura           Director                    April 20, 1998
--------------------------
Joseph R. Cellura

/s/ Gordon D. Ewart             Director                    April 20, 1998
--------------------------
Gordon D. Ewart

/s/ Clifford F. Bagnall         Director                    April 20, 1998
--------------------------
Clifford F. Bagnall

/s/ Jeremiah M. Daly            Director                    April 20, 1998
--------------------------
Jeremiah M. Daly

/s/ James A. McNulty            Chief Financial             April 20, 1998
--------------------------        Officer
James A. McNulty