Form 10QSB/A
period 1997-09-30
BRASSIE GOLF CORP
filed 1998-04-21
CIK 916184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from __________ to ___________

      COMMISSION FILE NO. 0-24812



                            BRASSIE GOLF CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                               56-1781650
--------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

               One Tampa City Center, Suite 2550, Tampa, FL 33602
------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (813) 222-0611
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 1997 there were 29,519,487 shares of the issuer's Common Stock, $.001 par value, and 281,250 shares of the issuer's Preferred Stock, $.001 par value, outstanding.

                            BRASSIE GOLF CORPORATION
                 QUARTERLY REPORT FOR THE THREE AND NINE-MONTH
                        PERIODS ENDED SEPTEMBER 30, 1997

                                  FORM 10-QSB/A

                               TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condenseed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996....................3

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1997 and 1996........................................................................5

Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine-month period ended September 30, 1997..........................................................................6

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended September 30, 1997 and 1996........................................................................7

Notes to Condensed Consolidated Financial Statements.....................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................18
Item 2.  Changes in Securities..........................................................................18
Item 3.  Defaults Upon Senior Securities................................................................18
Item 4.  Submission of Matters to a Vote of Securities Holders..........................................18
Item 5.  Other Information..............................................................................18
Item 6.  Exhibits and Reports on Form 8-K...............................................................18
SIGNATURES..............................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BRASSIE GOLF CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                                        September 30,            December 31,
                                                            1997                     1996
                                                        ------------            -------------
Current assets:
  Cash                                                  $    142,869            $     806,079
  Marketable equity securities                                39,912                   39,912
  Trade accounts receivable, net                             407,058                  488,281
  Inventories                                                168,845                  133,365
  Prepaid expenses and other current assets                   66,004                  135,114
                                                        ------------            -------------
Total current assets                                         824,688                1,602,751

Equity investments in subsidiaries                           116,318                  150,000
Property and equipment, net                               10,342,852               10,394,636
Accounts receivable from related parties                     476,471                  456,937
Intangible assets, net                                       758,197                  868,500
Goodwill, net                                                      -                  626,245
                                                        ------------            -------------
Total assets                                            $ 12,518,526            $  14,099,069
                                                        ============            =============



See accompanying notes

                            BRASSIE GOLF CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     September 30,         December 31,
                                                                         1997                 1996
                                                                     -------------        -------------
Current Liabilities:
   Accounts payable and accrued expenses                             $     620,336        $     773,798
   Accrued interest payable                                                252,067              217,274
   Income tax payable                                                      189,712              197,712
   Current portion of long-term debt                                       719,154              684,154
   Current portion of long-term debt - related parties                     100,000              100,000
   Current maturities of capital lease obligations                          41,598               34,598
                                                                     -------------        -------------
Total current liabilities                                                1,922,867            2,007,536

Accrued discount on convertible debentures                                 570,494              882,188
Long-term debt, less current portion                                     6,298,495            7,984,832
Long-term debt, less current portion - related parties                   1,193,895            1,193,895
Long-term capital lease obligations, less current portion                   57,671               75,643

Minority interest payable                                                  111,684              111,684

Shareholders' Equity:
    Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 and 375,000 shares
       issued and outstanding                                                  281                  375
    Common Stock, $.001 par value; 50,000,000 shares
        authorized; 29,519,487 and 24,078,630 shares issued
        and outstanding                                                     29,520               24,079
    Additional paid-in capital                                          25,974,396           24,406,435
    Accumulated deficit                                                (23,554,641)         (22,519,314)
    Unrealized (loss) on investments                                          (237)                (237)
    Foreign currency translation adjustment                                (85,899)             (68,047)
                                                                     -------------        -------------
Total shareholders' equity                                               2,363,420            1,843,291
                                                                     -------------        -------------
Total liabilities and shareholders' equity                           $  12,518,526        $  14,099,069
                                                                     =============        =============


See accompanying notes

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Three Months Ended                          Nine Months Ended
                                                September 30,       September 30,        September 30,       September 30,
                                                   1997                 1996                1997                1996
                                                   ----                 ----                ----                ----
Operating revenues:
   Golf revenues                                $        576,468    $       536,243            1,571,287          1,536,123
   Food and beverage revenues                            145,496            119,211              402,347            358,537
   Proshop revenues                                       79,572             85,635              217,247            215,046
   Membership fees and dues                               42,288             53,640              380,382            259,129
   Resident membership fees                              140,000            115,000              270,000            430,000
   Management and design fees                             90,951            610,560              802,722          1,617,792
   Other                                                     110              3,367                6,067              7,118
                                                ----------------    ---------------      ---------------     --------------
        Total operating revenues                       1,074,885          1,523,656            3,650,052          4,423,745

Operating expenses:
   Golf course operations                                383,103            407,653            1,070,143          1,022,931
   Cost of food and beverage sales                        61,164             27,327              162,365            123,549
   Cost of proshop sales                                  56,351             46,915              148,320            127,285
   Marketing expenses                                     60,225              1,430              209,529            131,593
   Management and design expenses                         65,535            533,846              686,101          1,151,528
   General and administrative expenses                   495,348            434,595            1,437,911          1,727,909
   Depreciation and amortization expense                 173,392            263,762              543,398            791,270
                                                ----------------    ---------------      ---------------     --------------
        Total operating expenses                       1,295,118          1,715,528            4,257,767          5,076,065
                                                ----------------    ---------------      ---------------     --------------
   Operating loss                                       (220,233)          (191,872)            (607,715)          (652,320)

Other income (expense):
   Interest expense                                     (205,833)          (221,386)            (560,494)          (704,947)
   Loss on equity investments in subsidiaries                  -            (55,265)                   -           (237,364)

   Interest and other income                             105,952             42,032              132,882            675,730
                                                ----------------    ---------------      ---------------     --------------

Net loss  before minority interest                      (320,114)          (426,491)          (1,035,327)          (918,901)
Minority interest expense                                      -                  -                    -            (49,984)
                                                ----------------    ---------------      ---------------     --------------
Net loss                                        $       (320,114)   $      (426,491)     $    (1,035,327)    $     (968,885)

                                                ================    ===============      ===============     ==============
Loss per share                                  $           (.01)   $          (.02)     $          (.04)    $         (.05)
                                                ================    ===============      ===============     ==============
Weighted average number of shares
    outstanding                                       29,519,500         20,289,600           28,587,800         18,703,000
                                                ================    ===============      ===============     ==============



See accompanying notes

                            BRASSIE GOLF CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                               Common             Preferred         Additional
                                                               ------             ---------          Paid-in        Accumulated
                                                         Shares      Amount   Shares     Amount      Capital          Deficit
                                                      -------------------------------------------------------------------------

Balance at December 31, 1996                           24,078,630   $24,079   375,000   $  375      $24,406,435   $ (22,519,314)

Net loss                                                                                                             (1,035,327)
Conversion of Preferred Stock to Common Stock             468,750       469   (93,750)     (94)            (375)
Issuance of Common Stock in connection with
     convertible debenture                              4,972,107     4,972                           1,568,336
Translation of foreign currency financial statements
                                                      -------------------------------------------------------------------------
Balance at September 30, 1997                          29,519,487   $29,520    281,250  $  281      $25,974,396   $ (23,554,641)
                                                      =========================================================================


                                                                       Foreign
                                                      Unrealized      Currency
                                                       Loss on       Translation
                                                      Investment      Adjustment      Total
                                                      -----------------------------------------
Balance at December 31, 1996                          $   (237)      $(68,047)       $1,843,291

Net loss                                                                             (1,035,327)
Conversion of Preferred Stock to Common Stock                                                 0
Issuance of Common Stock in connection with
     convertible debenture                                                            1,573,308
Translation of foreign currency financial statements                  (17,852)         (17,852)
                                                      -----------------------------------------
Balance at September 30, 1997                         $   (237)      $(85,899)       $2,363,420
                                                      =========================================



See accompanying  notes

                            BRASSIE GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                           1997          1996        1997           1996
                                                       ---------    ---------    -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(320,114)   $ (426,491)  $(1,035,327)   $  (968,885)
  Adjustment to reconcile net loss to
    net cash provided (used) in operating activities:
    Gain on sale of subsidiaries                        (105,711)                   (105,711)
    Loss on investments in subsidiaries                       --        55,265            --        237,364
    Depreciation and amortization                        173,392       263,762       543,398        791,270
    Net change in other working capital items           (190,627)      359,798        94,046       (506,377)
    Accounts receivable from related parties             (19,534)      342,972       (19,534)       156,288
                                                       ---------    ----------   -----------    -----------
Net cash provided (used) in operating activities        (462,594)      595,306      (523,128)      (290,340)

Investing activities:
    Purchases of property and equipment                 (168,741)      109,780      (383,479)       (11,172)
    Payments for loan and amortization costs
     other items                                         (10,145)      (67,767)       17,682       (339,209)
    Proceeds from sale of business                       600,000            --       600,000             --
    Additional investment in subsidiaries                 33,285       (89,916)       33,682       (541,456)
                                                       ---------    ----------   -----------    -----------
Net cash provided (used) in investing activities         454,399       (47,903)      267,885       (891,837)



Financing activities:
  Additions to long-term borrowings                           --            19        50,300      5,529,430
  Payments for long-term borrowings and capital leases  (203,601)   (3,039,818)   (1,702,029)    (4,698,223)
  Issuance of common stock                                    --     1,132,804     1,573,308      2,003,677
  Change in accrued discount on convertible debentures        --            --      (311,694)            --
  Proceeds on loans from officers and shareholders            --       284,154            --        463,275
                                                       ---------    ---------    -----------    -----------
Net cash provided (used) by financing activities        (203,601)   (1,622,841      (390,115)     3,298,159

Effect of foreign currency exchange rate changes on
  cash                                                    (6,858)        5,655       (17,852)           832
                                                       ---------    ----------   -----------    -----------
Increase (decrease) in cash                             (218,654)   (1,069,783)     (663,210)     2,116,814
Cash at beginning of period                              361,523     3,239,205       806,079         52,608
                                                       ---------    ----------   -----------    -----------
Cash at end of period                                  $ 142,869    $2,169,422   $   142,869    $ 2,169,422
                                                       =========    ==========   ===========    ===========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest           $ 150,047    $  104,368   $   434,798    $   592,676
                                                       =========    ==========   ===========    ===========


Supplemental disclosure of non-cash and financing activities:
During the nine months ended September 30, 1997, preferred stock and additional paid in capital declined by $94 and $375, respectively, and common stock increased by $469 when 93,750 shares of preferred stock was converted into 468,750 shares of common stock.


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

On August 1, 1997, the Company sold Hale Irwin Golf Services ("HIGSI"), previously acquired in May 1994 and operated as a wholly-owned subsidiary, to Mr. Hale Irwin in exchange for a percentage of revenues on future design contracts procurred by the Company. Mr. Irwin's employment contract with the Company had expired in May 1997.

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

Ammortization charged to continuing operations amounted to $1,392 for the three-month period ended September 30, 1997, and $65,600 for the three-month period ended September 30, 1996.

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

         Income Taxes - The Company records income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred taxes are provided for the difference between the tax and financial statement bases of assets and liabilities, and a valuation allowance is established for deferred tax assets that, based upon available evidence, are not expected to be realized.

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
                                                                                -----------
                                                                                $ 6,298,495
                                                                                ===========

On September 26, 1997, the Company entered into an agreement with Flurina Development ("Flurina"), a holder of the Company's convertible debentures, to retire the debenture at a discount. Terms of the agreement will not be disclosed until such time that the Company has completed the transaction which is expected to close in the fourth quarter of 1997.

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)




NOTE B.  LONG-TERM DEBT (CONTINUED)

Long-term debt with related parties as of September 30, 1997 consists of the following:

Loan payable to a related party, principal due at maturity on June 30,
    2001, collateralized by a leasehold interest in land and land improvements, subordinated to bank loan, with interest payable
    quarterly at 9.5%.                                                          $  469,000

Construction loan payable to a shareholder of St. James, payable in annual principal payments of $100,000 beginning October 1996 with the remaining principal balance and unpaid interest due on
    October 2000, collateralized by land and improvements and
    various equipment, subordinated to bank loan, with interest accruing at prime, adjusted annually (8.5% at October 1, 1997),
    plus 2%, payable quarterly.                                                    811,828

Other notes payable                                                                 13,067
                                                                                ----------
                                                                                 1,293,856
Less current portion                                                               100,000
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


         During the three-month period ending September 30, 1997 and 1996, no warrants were issued or exercised. During the nine-month period ending September 30, 1997, 3,000,000 warrants were issued while none were exercised; during the nine-month period ending September 30, 1996, no warrants were issued or exercised.

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

     The following table indicates the number of full months each owned or partially owned course was operating during the respective periods:

                                                  Percentage Ownership       Quarter Ended September 30,
                                                  as of 9/30/97               1997               1996
                                                  -------------               ----               ----
Curtis Park       (opened for play June 1995)         100%                     3                  3
St. James         (opened for play October 1991)       80%                     3                  3
Laurel Valley     (opened for play April 1993)         30%                     3                  3
Myrtle West       (acquired December 30 1993)          30%                     3                  3


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

     The period-to-period increase (decrease) in each of the revenue categories is as follows:

                                                     Quarter Ended September 30,       Increase
                                                         1997           1996          (Decrease)
                                                     -----------    ------------      ---------
                   Golf Fees                          $   576,468   $   536,243      $   40,225
                   Design and Management Fees              90,951       610,560        (519,609)
                   Membership Fees and Annual Dues        182,288       168,640          13,648
                   Food & Beverage                        145,496       119,211          26,285
                   Pro Shop Sales                          79,572        85,635          (6,063)
                   Other Income                               110         3,367          (3,257)
                                                      -----------   -----------      ----------
                                                      $ 1,074,885   $ 1,523,656      $ (448,771)

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

                            BRASSIE GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Proceeds from Developer's Resident Lot Sales

     By agreement with developers of residential real estate deveopments contiguous to the St. James golf course, initial membership fees are paid to the Company by the developer on behalf of the purchasing resident upon the closing of each lot sale pursuant to negotiated or assumed agreements. During the three months ended September 30, 1997, 28 lots were sold by the developer at St. James, the proceeds of which increased cash by $140,000, compared to 23 lots sold during the three-month period ended September 30, 1996, the proceeds of which increased cash by $115,000. As of September 30, 1997, the Company estimates that there will be 130 future residential lots to be sold, each of which when sold would generate a $5,000 resident membership fee under the agreement at St. James. Although lot sales have continued to close at St. James subsequent to September 1997, there can be no assurance as to whether any additional lot sales will continue or, if they do occur, over what period of time the membership fees paid at closing will be received by the Company. See Note A. Business of the Company and Significant Accounting Policies - Description of Business regarding the Letter of Intent to sell the golf course at St. James that would eliminate the Company's receipt of future residential lot sale closings.

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




                                      BRASSIE GOLF CORPORATION


                                      /s/Joseph R. Cellura
                                      -------------------------------
                                      Joseph R. Cellura
                                      Chief Executive Officer
Date: April 20, 1998