Form 10QSB
period 1998-03-31
BRASSIE GOLF CORP
filed 1998-05-15
CIK 916184

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1998; or

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

              201 N. Franklin Street, Suite 200, Tampa, Florida
------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (813) 222-0611
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

On May 13, 1998 there were 49,664,193 shares of the issuer's Common Stock, $.001 par value, and 2,040 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           BRASSIE GOLF CORPORATION
                     QUARTERLY REPORT FOR THE THREE-MONTH
                         PERIOD ENDED MARCH 31, 1998

                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets as of March 31, 1998
        and December 31, 1997

    Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1998 and 1997..................................... 5

    Condensed Consolidated Statements of Changes in Shareholders' Equity for the
      three-month period ended March 31, 1998........................... 6

    Condensed Consolidated Statements of Cash Flows for the three-month  periods ended March 31, 1998 and 1997..................................... 7

    Notes to Condensed Consolidated Financial Statements................ 8

Item 2
    Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................14

PART II.  OTHER INFORMATION

Item 1Legal Proceedings.................................................18
Item 2Changes in Securities.............................................18
Item 3Defaults Upon Senior Securities...................................18
Item 4Submission of Matters to a Vote of Securities Holders.............18
Item 5Other Information.................................................18
Item 6Exhibits and Reports on Form 8-K..................................19

Signatures..............................................................20

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           BRASSIE GOLF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                            March 31,               December 31,
                                              1998                      1997
                                           (Unaudited)
                                          -------------             ------------

Current assets:
  Cash (deficit)                          $   (148,362)              $    53,266
  Cash - restricted                             126,012                  135,019
  Trade accounts receivable, net                429,577                  352,018
  Accounts receivable from related parties       25,358                  160,543
  Inventories                                    26,902                   31,611
  Prepaid expenses and other current assets     865,592                1,038,588
                                          -------------              -----------
Total current assets                          1,325,079                1,771,045

Property and equipment, net                   7,169,858                5,287,805
Intangible assets, net                          651,627                  583,400
Goodwill, net                                   325,729                  331,250
                                          -------------             ------------
Total assets                                $ 9,472,293               $7,973,500
                                          =============             ============



See accompanying notes

                           BRASSIE GOLF CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                     LIABILITIES AND SHAREHOLDERS' EQUITY




                                                 March 31,        December 31,
                                                   1998               1997
                                                (Unaudited)
                                               -------------      ------------
Current Liabilities:
   Accounts payable and accrued expenses         $ 1,159,892         $ 772,460
   Accrued interest payable                           76,818            32,751
   Income tax payable                                      -                 -
   Unearned income                                     1,000                 -
   Short-term debt                                 1,500,000                 -
   Foreign income tax payable                        181,793           181,793
   Current portion of long-term debt                 757,023           757,023
   Current maturities of capital lease obligations    21,510            21,510
  Accrued discount on convertible debentures          51,489           104,037
                                               -------------      ------------
Total current liabilities                          3,749,525         1,869,574
                                               -------------      ------------

Long-term debt, less current portion               3,568,686         3,477,256
Long-term capital lease obligations,
  less current portion                                31,449            35,785

Shareholders' Equity:
    Preferred Stock, $.001 par value;
      1,000,000  shares  authorized;   283,290
      shares  issued  and  outstanding
      (aggregate liquidation preference
      $2,585,000)                                        283               283
    Common Stock, $.001 par value; 50,000,000
     shares authorized; 48,343,526 shares
     issued and outstanding                           48,344            42,633
   Additional paid-in capital                     33,421,991        32,043,966
   Accumulated deficit                          (31,028,264)      (29,176,276)
   Less cost of Convertible Preferred Stock
     held in treasury, 281,250 shares              (210,937)         (210,937)
   Foreign currency translation adjustment        ( 108,784)         (108,784)
                                               -------------      ------------
Total shareholders' equity                         2,122,633         2,590,885
                                               -------------      ------------
Total liabilities and shareholders' equity        $9,472,293        $7,973,500
                                               =============      ============

  See accompanying notes

                                   BRASSIE GOLF CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                  Three Months Ended
                                                        March 31
                                                  1998                  1997
                                             -------------          ------------
Operating revenues:
   Golf revenues                             $     101,457          $    443,492
   Food and beverage revenues                       13,751                97,412
   Proshop revenues                                  9,539                53,367
   Membership fees and dues                          5,783                91,227
   Resident membership fees                              -                30,000
   Management and design fees                        6,938               379,504
   Other                                                 -                 5,259
                                             -------------          ------------
        Total operating revenues                   137,468             1,100,261

Operating expenses:
   Golf course operations                           70,367               306,762
   Cost of food and beverage sales                  22,968                41,056
   Cost of proshop sales                            51,607                36,301
   Marketing expenses                               16,172                67,830
   Management and design expenses                        -               373,226
   General and administrative expenses             892,464               328,170
   Professional fees, including legal
     and accounting                                306,279               113,652
   Depreciation and amortization expense            85,322               194,507
                                             -------------          ------------
        Total operating expenses                 1,445,179             1,461,504
                                             -------------          ------------
   Operating loss                              (1,307,711)             (361,243)

Other income (expense):
   Interest expense                              (206,131)             (178,472)
   Amortization of debt discount on convertible
    debt                                         (260,783)                     -
   Income from equity investments in subsidiaries        -                19,890
   Acquisition deposit forfeited                 (100,000)                     -
   Interest and other income                        22,637                22,236
                                             -------------          ------------

Net loss                                     $ (1,851,988)    $        (497,589)
                                             =============          ============
Basic and diluted net loss per share         $       (.04)    $            (.02)
                                             =============          ============
Weighted average number of shares
    outstanding                                 46,756,200            27,447,900
                                             =============          ============

See accompanying notes

                           BRASSIE GOLF CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                    EQUITY

                                 (Unaudited)

                                                                            Additional
                                                       Common              Preferred         Paid-in        Accumulated
                                                  Shares      Amount    Shares    Amount     Capital          Deficit
                                               ------------- --------- --------- -------- -------------    -------------


Balance at December 31, 1997                      42,632,503   $42,633   283,170  $   283   $32,043,966    $ (29,176,276)
Net loss                                                                                                      (1,851,988)
Issuance of Warrants  in connection with
              issuance of other notes payable                                                                   560,000
Issuance of Common  Stock in connection with         750,000       750
              a private placement
Issuance of Preferred Stock in connection with
             a private placement                                             120        0       120,000
Issuance of Common Stock in connection with
             Warrant exercise                       1,414,561    1,415                          (1,415)
Issuance of Common Stock in connection with
             convertible debenture                  3,013,129    3,013                          499,973
Issuance of Common Stock in connection with
             a deposit on the acquisition of Miller
             Golf, Inc                                533,333      533                          199,467
Translation of foreign currency financial
statements
                                                ------------- --------- --------- -------- -------------   -------------
Balance at March 31, 1998                          48,343,526   $48,344   283,290  $   283   $33,421,991   $ (31,028,264)
                                                ============= ========= ========= ======== =============   =============




                                                    Convertible        Foreign
                                                    Preferred         Currency
                                                  Treasury Stock     Translation
                                                  Shares     Amount     Adjustment    Total
                                                --------- ----------- ------------ ------------


Balance at December 31, 1997                     (281,250) $ (210,937)  $(108,784) $ 2,590,885
Net loss                                                                           (1,851,988)
Issuance of Warrants  in connection with
              issuance of other notes payable                                         560,000
Issuance of Common  Stock in connection with
              a private placement                                                         750
Issuance of Preferred Stock in connection with
             a private placement                                                      120,000
Issuance of Common Stock in connection with
             Warrant exercise                                                               0
Issuance of Common Stock in connection with
             convertible debenture                                                    502,986
Issuance of Common Stock in connection with
             a deposit on the acquisition of Miller
             Golf, Inc                                                                200,000
Translation of foreign currency financial
statements
                                                --------- ----------- ------------ ------------
Balance at March 31, 1998                       (281,250) $(210,937)   $(108,784)  $2,122,633
                                                ========= =========== ============ ============

See accompanying  notes

                                BRASSIE GOLF CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                         For the three months ended
                                                                 March 31,
                                                          1998                 1997
                                                      ------------          -----------
Cash flows from operating activities:
    Net loss                                          $(1,851,988)           $(497,589)
    Adjustment to reconcile net loss to
        net cash provided by (used in)
        operating activities:
        Income from investments in subsidiaries                  -             (19,890)
        Depreciation and amortization                       85,322              194,507
        Amortization of debt discount                      260,783                    -
        Amortization of loan costs                          76,851                    -
        Net change in other working capital items          532,683            (275,104)
        Accounts receivable from related parties           135,185                    -
                                                      ------------          -----------
Net cash used in operating activities                    (761,163)            (598,076)

Investing activities:
    (Purchases) sales of property and equipment, net    (1,962,453)               27,827
    Change in restricted cash                                9,007
    Change in loan and amortization costs                        -             (30,312)
   Additional investment in subsidiaries                         -                2,761
                                                      ------------          -----------
Net cash (used in) provided by in investing activities (1,953,446)                  276

Financing activities:
    Additions to long-term borrowings                    1,025,976                    -
    Payments for long-term borrowings and capital leases (133,745)          (1,167,217)
    Additions to short-term borrowings                   1,500,000
    Issuance of common stock                                   750            1,370,230
    Issuance of preferred stock                            120,000                    -
    Change in accrued discount on convertible debentures         -            (272,595)
Net cash provided by (used in) by financing activities   2,512,981             (69,582)

Effect of foreign currency exchange rate changes on cash         -             (11,024)
                                                      ------------          -----------
Decrease in cash                                         (201,628)            (678,406)
Cash at beginning of period                                 53,266              806,079
                                                      ------------          -----------
Cash (deficit) at end of period                         $(148,362)             $127,673
                                                      ============          ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest            $   85,213             $102,891
                                                      ============          ===========

See accompanying notes

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)



          NOTE A.  Business of the Company and Significant Accounting Policies

          Description of Business
          Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily- fee (i.e. "public") golf courses. The Company currently is engaged in the development and marketing of golf- related businesses, and holds certain licensing rights in the United States and internationally.

Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1997 contained in its current Annual Report on Form 10-KSB.

     Investment in Subsidiaries - The Company holds a 100% ownership interest in the golf course at Curtis Park which is included in the Company's condensed consolidated financial statements, see Note E Subsequent Events . The Company also holds minority interests in two golf courses in South Carolina, which the company disposed of in April 1998.

          The acquisitions listed in Note E - Subsequent Events will be accounted for under the purchase method of accounting, in accordance with generally accepted accounting principles.

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

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

NOTE A.  Business of the Company and Significant Accounting Policies (continued)

          Goodwill - The Company has classified, as goodwill, the cost in excess of the fair value of the net assets of the Spa, which was acquired through a purchase transaction in December 1997.

          Goodwill is being amortized on a straight-line basis over 15 years. Amortization charged to continuing operations amounted to $5,520 for the three months ended March 31, 1998. During the three-month period ended March 31, 1997, $15,000 of goodwill was charged to operations as a write-off of the goodwill in Summit.

          The Company carries its goodwill asset at its purchase price, less amortized amounts, but subject to annual review for impairment. The Company's policy for the valuation of goodwill is to calculate the undiscounted projected future cash flows of the investment expected to be generated over the life of the goodwill. This amount is then compared to the carrying value of the goodwill to determine if the asset is impaired.

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

     Basic and Diluted Net Loss Per Share - Basic and diluted net loss per share has been computed in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share," based on the weighted average number of shares outstanding during the period presented. Stock options and warrants are considered anti-dilutive and have not been considered in the computations.

NOTE B.  Long-Term Debt

Long-term debt with financial institutions and other third parties as of March 31, 1998 consists of the following:


   Golf  course  development  loan to Curtis  Park from  bank, payable in monthly  principal  payments  of  $26,124,  with remaining  principal  balance  and unpaid  interest  due on
   October 31, 2007;  collateralized by leasehold  interest in land and land improvements.  Interest is payable monthly at
   8.37%.                                                                     $3,230,044


                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)



NOTE  B.  Long-Term Debt - continued

   6% convertible debentures due December 31, 1998, unless converted into common stock, interest payable incrementally upon conversions with the balance,  if  any,  at  maturity,  net  of  unamortized  discounts  of
   $307,025.                                                                     193,162

   Unsecured  operating  line of  credit  from  bank,  with  interest  at
   10.625%,  interest payable monthly,  principal and unpaid interest due
   on March 22, 1999.                                                            395,976

   Other notes payable                                                           506,527
                                                                              ----------
                                                                               4,325,709
   Less current portion                                                          757,023
                                                                              ----------
                                                                              $3,568,686
                                                                              ==========

NOTE C.  Short-Term Debt

Land loan from  individuals  with the principal and unpaid  interest due on June 30, 1998;  collateralized  by the Parcel 11 land held at the World
Golf  Village. Interest is payable monthly at 12% per annum.                  $1,500,000
                                                                              ==========

NOTE D.  Shareholders' Equity

          As of March 31, 1998, warrants to purchase 36,309,403 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $0.17 to $2.40 per share; 100,000 warrants expire September 28, 1998; 238,000 warrants expire November 17, 1998; 50,000 warrants expire December 5, 1998; 150,000 warrants expire June 30, 1999; 1,000,000 warrants expire January 24, 2000; 900,000 warrants expire June 30, 2000, and 250,000 warrants expire September 28, 2000; 28,061,003 warrants expire November 18, 2000; 1,360,000 warrants expire December 3, 2000; 850,000 warrants expire February 9, 2001; 3,350,000 warrants expire January 28, 2003.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


NOTE D. Shareholders' Equity (continued)

          During the three-month period ended March 31, 1998, 4,200,000 warrants were issued in payment of various debts issued during the period and 80,000 warrants were issued in connection with the issuance of preferred stock, in connection with a private placement. During the same period, 2,021,265 warrants were exercised in a cash-less transaction for 1,414,561 shares of common stock. During the same period in 1997, no warrants were exercised.

          During the three-month periods ended March 31, 1998 and 1997, no employee stock options were issued, exercised or redeemed.

     During the quarter ended March 31, 1998, the Company sold an additional 120 shares of the 1997 Preferred Stock for $120,000. Additionally, at March 31, 1998, there were approximately $35,000 of unpaid dividends on the Company's preferred stock. This amount has been recorded as an adjustment to liquidation value of the shares.

          During the quarter ended March 31, 1998, certain holders of convertible debt converted approximately $502,986 of notes and unpaid interest into 3,013,129 shares of common stock. The Company also issued 533,333 shares of common stock with a fair market value of approximately $200,000 as a deposit related to the acquisition of Miller Golf, Inc.

NOTE E.  Subsequent Events

          Subsequent to March 31, 1998, the Company completed the following acquisitions and disposition:

GAUNTLET AT CURTIS PARK
     On April 2, 1998, the Company sold its leasehold interest in the golf course assets at The Gauntlet at Curtis Park for $5,400,000 of which approximately $4,800,000 was used to reduce the Company's indebtedness. The net realized gain on the sale of the golf course was approximately $186,000.

MILLER GOLF, INC.
          On April 8, 1998, the Company completed its $4.3 million acquisition of all the issued and outstanding stock Miller Golf, Inc. ("Miller"), a Massachusetts corporation. The Miller stock was acquired from its shareholders, Robert Marchetti, Louis Katon, and John Carroll, for a combination of $3.0 million in cash, $1.0 million in notes payable to the sellers and $300,000 of the Company's common stock (266,667 shares in addition to the 533,333 shares deposit, for a total of 800,000 shares which, in the aggregate, had a fair market value of $300,000 at the date of closing). The sellers' notes payable are due on September 30, 1998 and accrue interest at 8% per annum and are secured by a pledge of the common stock of Miller. Forms 8-K were filed on February 12, 1998 and April 23, 1998 describing the terms of this transaction.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

NOTE E. Subsequent Events (continued)

          To obtain the funds necessary to complete this transaction, the Company issued $3.0 million of convertible notes. These convertible notes are secured by a subordinated pledge of the Miller Stock, which mature on December 31,1999, and accrue interest at 7% per annum, payable quarterly beginning on July 1, 1998. The notes are convertible into shares of the Company's common stock at the lesser of $0.50 per share or 75% of the average closing bid price of the common stock during the last five trading days prior to conversion. The convertible note holders also received warrants to purchase 1,472,727 shares of common stock at $0.50 per share.

          All of the convertible notes and warrants were issued to a small group of sophisticated and accredited investors. Neither the convertible notes nor the warrants are exercisable until approval by the shareholders to increase the Company's authorized common stock at the Annual Meeting to be held May 28, 1998. In the event that approval is not obtained, the Company will be required to redeem the convertible notes at a per share redemption price equal to 125% of the sum of the principal amount of the notes plus accrued interest. There are other penalties on the Company for failure to pay the redemption price and for failure to issue the common stock upon the exercise of the warrants.

          The Company shall also be obligated to redeem the warrants at a redemption price per share equal to the pre-tax profit that the warrants would have earned if exercised and simultaneously sold at the closing NASDAQ sales price on such date. The redemption price will be payable within five days after demand and will accrue interest at 11% per annum.

          In connection with the sale of the convertible notes, the Company issued warrants to purchase 2,727,273 shares of common stock of the Company at $0.40 per share. These warrants were issued as consideration for commissions earned on securing the placement of the convertible notes.

DIVOT GOLF CORPORATION
          On April 15, 1998, the Company completed its $500,000 stock acquisition of Divot Golf Corporation ("Divot"), a Florida corporation. The Divot stock was acquired from its sole shareholder, Joseph R. Cellura, for a combination of (i)$300,000 in cash and (ii) a short term promissory note in the principal amount of $200,000 (the "Note"). The Note provides for interest accruing at 6% per annum, payable quarterly beginning June 30, 1998, with all principal and unpaid interest due on October 15, 1998. The assets of Divot include its name, certain patent and licensing rights, and molds for producing a divot repair tool.

          Mr Cellura serves as Director, Chairman of the Board, and Chief Executive Officer of the Company. The Board believes that the terms of this transaction are commercially reasonable.

TALISMAN TOOLS, INC.
     On April 20, 1998, the Company completed its $101,875 acquisition of all of the issued and outstanding stock of Talisman Tools Incorporated ("Talisman"), a Rhode Island corporation. The Talisman stock was acquired from its sole shareholders,
                                Page 12 of 20

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

 .

NOTE E. Subsequent Events (continued)

Daniel S. Shedd and Dixon Newbold for a combination of (i) two short-term, non-interest bearing promissory notes in the aggregate amount of $55,000 payable on May 20, 1998 and (ii) $46,875 of the Company's common stock (150,000 shares valued at the date of closing). Talisman is a manufacturer of high-quality greens repair tools. The assets of Talisman include a pending patent on the specialized divot repair tool and the proprietary process of producing the divot repair tool.

          The Company  will  account for these  transactions  under the purchase
method  of  accounting,   in  accordance  with  generally  accepted   accounting
principles.

          As a result of the disposition and the acquisitions that have occurred subsequent to the close of the period ended March 31, 1998, the Company has redefined its business strategy out of golf course operations and into the development of golf related businesses and licensing rights.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

          The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three-month periods ended March 31, 1998 and 1997 and for the years ended December 31, 1997 and 1996, included in the Company's 1997 Annual Report on Form 10-KSB.

          Brassie Golf Corporation (the "Company") owns and operates golf courses, is engaged in the development and marketing of golf related businesses and holds licensing rights in the United States and internationally.

          The Gauntlet at Curtis Park golf course, operated through a wholly owned subsidiary of the Company, continues to be included in the condensed consolidated financial statements as of March 31, 1998.


                             RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

          (A)        Revenues

          During the quarter ended March 31, 1998 and 1997, the Company derived its revenues primarily from golf fees (including greens fees, range fees and cart fees), management and design fees, membership fees and annual dues, pro shop sales and food and beverage sales. In late 1997 the Company sold its design division, management division, and one of the golf courses.

          The period-to-period (decrease) in each of the revenue categories is as follows:

                                                   Quarter Ended March 31
                                            1998          1997   (Decrease)

           Golf Fees                    $   101,457 $   443,492 $(342,035)
           Design and Management Fees         6,938     379,504  (372,566)
           Membership Fees and Annual Dues    5,783     121,227  (115,444)
           Food & Beverage                   13,751      97,412   (83,661)
           Pro Shop Sales                     9,539      53,367   (43,828)
           Other Income                           0       5,259    (5,259)
                                        ----------- ----------- ----------
                                        $   137,468 $ 1,100,261 $(962,793)
                                        =========== =========== ==========

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (continued)

          In the aggregate, the Company generated $137,468 in revenues during the quarter ended March 31, 1998 compared to $ 1,100,261 during the quarter ended March 31, 1997. This decrease of $962,793 is primarily due to the disposition of the Gauntlet at St. James golf course in November 1997 and the sale of the management division in August 1997.

          (B)        Costs and Expenses
   The Company's total operating expenses decreased $16,325 to $1,445,179 during the three-month period ended March 31, 1998 from $1,461,504 during the quarter ended March 31, 1997. The decrease is due to a combination of a $373,226 decrease attributed to design expense, a $290,835 decrease in marketing and golf course activities, and a $109,185 decrease in depreciation and amortization, due to the sale of the design division and the golf course operations. These decreases were offset by an increase of $564,294 in general and administrative expenses directly related to the hiring of key employees necessary to facilitate the execution of ongoing business activities and an increase of $192,627 of professional fees, which were primarily legal and accounting fees incurred with the Company's efforts towards complying with regulatory agencies and other costs incurred with respect to pursuit of acquisitions and financing, which were partially unsuccessful.

          The Company routinely evaluates the cost of operations at its facility and establishes budgeted amounts for each significant category of expense in the areas of pro shop, food and beverage, golf course maintenance, and general, selling and administrative expenses. Monthly, the Company analyzes its actual versus budgeted results.

          Golf course operations include the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs incurred in the operation of the golf course.

          General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, professional fees, including legal and accounting and other consultants, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

          Interest expense increased from $178,472 during the three-month period ended March 31, 1997 to $206,131 during the three-month period ended March 31, 1998. The increase of $27,659 is primarily due to an increase in borrowings.

          Amortization of debt discount on conversions amounted to $260,783 during the three-month period ended March 31, 1998, as a result of certain conversions of convertible notes payable during the quarter.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (continued)

          During the quarter ended March 31, 1998, the Company also forfeited a $100,000 deposit on an unsuccessful acquisition.

          Interest  and  other  income   increased  from  $  22,236  during  the
three-month period ended March 31, 1997 to $22,637 during the three-month period ended March 31, 1998.

          (C)         Net Loss

          For the quarter ended March 31, 1998, the Company had net loss of $1,851,988, an increase of $1,354,399 from the net loss of $497,589 for the three-month period ended March 31, 1997. The increase is attributable to the reasons stated above.

          (D)        Inflation

          Inflation has not had a material effect on the Company's operations during the three-month periods ended March 31, 1998 or March 31, 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

          Historically, golf fees, membership fees and dues, pro shop sales, food and beverage sales and management and design fees have been the principal source of funds to pay the operating expenses of the Company. To fund working capital needs, acquisitions and capital purchases, the Company is reliant upon long-term borrowing and equity financing.

Working Capital
     The Company is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. This fact raises substantial doubt about the Company's ability to continue as a going concern. The Company expects to raise additional amounts from private placements of its securities in 1998. If the Company is successful in raising additional capital in 1998, management believes that the Company will have adequate resources to continue to meet its working capital requirements to, pay its current debt obligations, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed. The inability to obtain such financing would have a material adverse effect on the Company.

          The Company had a working capital deficiency of $2,374,446 as of March 31, 1998, as compared to a working capital deficiency of $98,529 as of December 31, 1997. The reduction in working capital of $2,275,917 from December 31, 1997 to March 31, 1998 relates primarily to the net loss for the three-month period ended March 31, 1998 and short-term borrowings related to the purchase of the Parcel 11 land at the World Golf Village.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

          On April 2, 1998, the Company used approximately $4,800,000 of the proceeds from the sale of its leasehold interest in the golf course assets at The Gauntlet at Curtis Park to reduce its debt. From this, the Company reduced its working capital deficit by approximately $1,500,000.

     In May 8, 1998, the Company secured a working capital loan of $1,100,000, due May 10, 1999 with interest at 10.6% per annum, secured by Parcel 11 land at the World Golf Village, which reduced bank lines of credit by approximately $675,000. This reduction includes $275,000 funded to the Company in April, 1998.

          The total borrowings for the Company were $ 5,825,709 as of March 31, 1998 compared to $4,234,279 as of December 31, 1997. The net increase in borrowings of $1,591,430 from December 31, 1997 to March 31, 1998 consists primarily of a $1,500,000 short-term note payable to purchase the Parcel 11 land at the World Golf Village. As part of the financing, the Company paid $150,000 in loan and associated costs.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)



                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Item 3 of the Consolidated Financial Statements of the Company for the year ended December 31, 1997 for a description of legal proceedings to which the company is a party.

On April 16, 1998, the Company delivered the remaining 30% minority ownership interest in two golf courses in South Carolina, The Gauntlet at Myrtle West and The Gauntlet at Laurel Valley, to the EPI Pension Fund under the March 26, 1998 court ordered hearing. The Company also recorded, in operations for the period ended March 31, 1998, the amount of the anticipated settlement of the litigation with EPI Pension Fund.

Item 2.  Changes in Securities

From January 1, 1998 to March 31 , 1998, the Company sold 120 shares of its 1997 convertible preferred stock ("1997 Preferred"). The 1997 Preferred was sold solely to sophisticated and accredited investors pursuant to a private placement offering in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. Proceeds from the private placement equaled $120,000. The 1997 Preferred was offered in units of 15 preferred shares, with each share having a liquidation value of $1,000, plus 10,000 warrants (exercisable at $1.00 per share for a period of 3 years) for a price of $15,000 per unit. The holders of the 1997 Preferred are entitled to 7% cumulative dividends payable quarterly with percentage increases in the foreseeable future. The 1997 Preferred is convertible immediately into shares of the Company's common stock at $1,000 per share so converted divided by the "conversion price" which is a formula based on the lesser of $0.70 or 75% of the average closing price during the 10-day period prior to conversion.

Item 3.  Defaults Upon Senior Securities

The Company has defaulted on certain obligations of its senior securities by failing to meet its obligation to file a registration statement, having such registration statement become effective by a certain date, and having its annual shareholder meeting. The holders of the securities under default have waived their rights and granted the Company an extension of time to July 1, 1998 to cure the defaults.

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

None.

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                   PART II - OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
   27    -    Financial Data Schedule (for SEC use only)

(b)Reports on Form 8K
     Dated May 1, 1998
     Dated April 30, 1998
     Dated April 23, 1998
     Dated February 13, 1998
     Dated January 12, 1998
     Dated January 12, 1998

                           BRASSIE GOLF CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 BRASSIE GOLF CORPORATION


                                 /s/James A. McNulty
                                 ---------------------------------------------
                                 James A. McNulty, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
Date:  May 15, 1998

                                   EXHIBIT 27
                   Financial Data Schedule (for SEC use only)
                                    Page 21