Form 10QSB
period 1998-06-30
DIVOT GOLF CORP
filed 1998-07-30
CIK 916184

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1998; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________

     COMMISSION FILE NO. 0-24812


                                    DIVOT GOLF CORPORATION
------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


             DELAWARE                                        56-1781650
--------------------------------                  ------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 incorporation or organization)

                      201 N. Franklin Street, Suite 200 Tampa, FL 33602
------------------------------------------------------------------------------
                           (Address of principal executive offices)


                                        (813) 222-0611
------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

On June 30, 1998 there were 3,408,442 shares of the issuer's Common Stock, $.001 par value, and 5,730 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                                    DIVOT GOLF CORPORATION
                         QUARTERLY REPORT FOR THE THREE AND SIX-MONTH
                                 PERIODS ENDED JUNE 30, 1998

                                         FORM 10-QSB

                                      TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


        Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997  3

        Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1998 and 1997................................ 5

        Condensed Consolidated Statements of Changes in Shareholders' Equity for the
        six-month period ended June 30, 1998........................................... 6

        Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended June 30, 1998 and 1997................................ 7

        Notes to Condensed Consolidated Financial Statements........................... 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ...............................................................14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................................21
Item 2. Changes in Securities..........................................................21
Item 3. Defaults Upon Senior Securities................................................21
Item 4. Submission of Matters to a Vote of Securities Holders..........................21
Item 5. Other Information..............................................................21
Item 6. Exhibits and Reports on Form 8-K...............................................22
Signatures.............................................................................23

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                    DIVOT GOLF CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                            ASSETS

                                                    June 30,1998                  December 31,
                                                    (Unaudited)                       1997
                                                  ----------------               ---------------
Current assets:
  Cash                                                  $   46,021                $       53,266
  Cash - restricted                                              -                       135,019
  Trade accounts receivable, net                         1,591,240                       352,018
  Accounts receivable from related parties                 253,294                       160,543
  Inventories                                            1,106,471                        31,611
  Prepaid expenses and other current assets                559,521                     1,038,588
Total current assets                                     3,556,547                     1,771,045

Property and equipment, net                              3,769,758                     5,287,805
Other assets, net                                          758,447                       583,400
Goodwill, net                                            2,697,312                       331,250
                                                  ----------------               ---------------
Total assets                                          $ 10,782,064                    $7,973,500
                                                  ================               ===============



See accompanying notes

                                    DIVOT GOLF CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                             LIABILITIES AND SHAREHOLDERS' EQUITY



                                                          June 30, 1998         December 31,
                                                           (Unaudited)              1997
                                                         ---------------       ---------------
Current Liabilities:
   Accounts payable and accrued expenses                     $ 1,421,818             $ 772,460
   Accrued interest payable                                       57,503                32,751
   Income tax payable                                                  -                     -
   Short-term debt                                             3,145,562                     -
   Foreign income tax payable                                    181,793               181,793
   Current portion of long-term debt                              12,000               757,023
   Current maturities of capital lease obligations                13,760                21,510
   Accrued discount on convertible debentures                     20,630               104,037
Total current liabilities                                      4,853,066             1,869,574
                                                         ---------------       ---------------

Long-term debt, less current portion                             434,649             3,477,256
Long-term capital lease obligations, less current portion         24,366                35,785
Other long term liabilities                                       99,949                     -

Shareholders' Equity:
    Preferred Stock, $.001 par value;
      1,000,000  shares  authorized; 283,170 and 286,980
      shares issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively (aggregate
      liquidation preference $7,458,750 and $1,920,000)              287                   283
    Common Stock, $.001 par value; 200,000,000 shares
      authorized; 3,408,442 and 2,842,167 shares issued
     and outstanding  June 30, 1998 and December 31,
     1997, respectively                                            3,408                 2,842
   Additional paid-in capital                                 38,258,881            32,083,757
   Accumulated deficit                                      (32,572,821)          (29,176,276)
   Less cost of Convertible Preferred Stock held in
     treasury, 281,250 shares                                  (210,937)             (210,937)
   Foreign currency translation adjustment                    ( 108,784)             (108,784)
                                                         ---------------       ---------------
Total shareholders' equity                                     5,370,034             2,590,885
                                                         ---------------       ---------------
Total liabilities and shareholders' equity                   $10,782,062            $7,973,500
                                                         ===============       ===============

  See accompanying notes

                                             DIVOT GOLF CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                   Three Months Ended                          Six Months Ended
                                           June 30, 1998        June 30, 1997          June 30,1998       June 30, 1997
                                           -------------        -------------          ------------       -------------
Operating revenues:
   Sales                                   $    2,602,894       $            -         $   2,602,894      $            -
   Golf revenues                                    1,021              551,327               102,478             994,819
   Food and beverage revenues                         241              159,439                13,992             256,851
   Proshop revenues                                    20               84,308                 9,558             137,675
   Membership fees and dues                             -              246,867                 5,784             338,094
   Resident membership fees                             -              100,000                     -             130,000
   Management and design fees                      11,437              332,267                18,375             711,771
   Other                                            5,856                  698                 5,856               5,957
                                           --------------      ---------------         -------------      --------------
        Total operating revenues                2,621,469            1,474,906             2,758,937           2,575,167

Operating expenses:
   Cost of sales                                1,578,042                    -             1,578,042                   -
   Golf course operations                             923              380,278                71,290             687,040
   Cost of food and beverage sales                    287               60,145                23,255             101,201
   Cost of proshop sales                            4,689               55,668                56,296              91,969
   Marketing expenses                                   -               81,474                 3,956             149,304
   Management and design expenses                       -              247,340                     -             620,566
   General and administrative expenses          1,726,446              304,289             2,631,126             632,459
   Professional fees, including legal
        and accounting                            104,316              196,452               410,595             310,104
   Depreciation and amortization expense           50,585              175,499               136,506             370,006
                                           --------------      ---------------         -------------      --------------
        Total operating expenses                3,465,288            1,501,145             4,911,066           2,962,649
                                           --------------      ---------------         -------------      --------------
   Operating  loss                              (843,819)             (26,239)           (2,152,129)           (387,482)

Other income (expense):
   Interest expense                             (441,214)            (176,189)             (646,746)           (354,661)
   Amortization of debt discount on
       convertible debt                          (94,149)                    -             (354,932)                   -
   Gain on sale of golf course                    523,799                    -               523,799                   -
   Write-off of deposit                                 -                                  (100,000)
   Loss on equity investment in subsidiaries            -             (19,890)                     -                   -
   Interest and other income                       39,518                4,694                62,155              26,930
                                           --------------      ---------------         -------------      --------------

Net loss                                   $    (815,865)      $     (217,624)         $ (2,667,853)      $    (715,213)

                                           ==============      ===============         =============      ==============
Net loss per share                         $        (.25)      $          (.11)        $       (.83)      $        (.38)
                                           ==============      ===============         =============      ==============
Weighted average number of shares
    outstanding                                 3,315,520            1,918,213             3,209,110           1,874,280
                                           ==============      ===============         =============      ==============


See accompanying notes

                                    DIVOT GOLF CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                            Three Months Ended                       Six Months Ended
                                                      June 30,1998        June 30,1997        June30,1998       June30,1997
                                                     -------------        ------------       ------------       -----------
Cash flows from operating activities:
    Net loss                                            $(815,865)          $(217,624)       $(2,667,853)        $(715,213)
Adjustment to reconcile net loss t o
net cash (used) provided in operating activities:
        Gain on sale of assets                           (523,799)                   -          (523,799)                 -
        Loss on equity investments in subsidiaries               -              19,890                  -                 -
        Depreciation and amortization                       50,585             175,499            136,506           370,006
        Amortization of debt discount                       94,149                   -            354,932                 -
        Amortization of loan costs                         213,199                   -            294,972                 -
        Net change in other working capital items      (1,045,771)             559,777          (428,826)           284,673
        Accounts receivable from related parties         (227,936)                   -           (92,751)                 -
                                                      ------------      --------------     --------------     -------------
Net cash (used) provided in operating activities       (2,255,438)             537,542        (2,926,819)          (60,534)

Investing activities:
    Payments for intangibles, net                      (1,525,018)                            (1,525,018)
    Change in restricted cash                              126,012                   -            135,019                 -
    Sales (Purchases) of property and equipment, net     3,417,250           (184,426)          1,420,497         (214,738)
    Change in loan and amortization costs                        -                   -                  -            27,827
    Additional investment in subsidiaries                        -             (2,364)                  -               397
                                                      ------------      --------------     --------------     -------------
Net cash (used) provided in investing activities         2,018,244           (186,790)             30,498         (186,514)

Financing activities:
    Additions to short term borrowings                   2,065,562                              3,565,562
    Payments for short term borrowings                 (1,500,000)                            (1,500,000)
    Additions to long-term borrowings                            -              50,300          1,025,976            50,300
    Payments for long-term borrowings and capital
      leases                                           (3,776,898)           (331,211)        (3,966,125)       (1,498,428)
    Issuance of common stock                                15,000             203,078             15,750         1,573,308
    Change in accrued discount on convertible
      debentures                                                 -            (39,099)                  -         (311,694)
    Issuance of preferred stock                          3,627,913                   -          3,747,913                 -
                                                      ------------      --------------     --------------     -------------
Net cash provided (used) by financing activities           431,577           (116,932)          2,889,076         (186,514)

Effect of foreign currency exchange rate changes on
     cash                                                        -                  30                  -          (10,994)
                                                      ------------      --------------     --------------     -------------
Increase (decrease) in cash                                194,383             233,850            (7,245)         (444,556)
Cash (overdraft) at beginning of period                  (148,362)             127,673             53,266           806,079
                                                      ------------      --------------     --------------     -------------
Cash at end of period                                      $46,021            $361,523            $46,021          $361,523
                                                      ============      ==============     ==============     =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $241,809            $142,091           $327,022          $284,751
                                                      ============      ==============     ==============     =============

Supplemental disclosure of non-cash investing and financing activities:
   During the six months ended June 30, 1997, preferred stock and additional paid in capital declined by $94 and $375 respectively, and common stock increased by $469 when 6,250 shares of preferred stock was converted into 31,250 shares of common stock. See accompanying notes

                                   DIVOT GOLF CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                           EQUITY
                                        (Unaudited)

                                                                                            Additional
                                                 Common                  Preferred            Paid-in        Accumulated
                                           Shares        Amount      Shares      Amount       Capital          Deficit
                                       --------------- ----------- ----------- ---------- ---------------  ----------------
Balance at December 31, 1997                 2,842,167      $2,842     283,170    $   283     $32,083,757    $ (29,176,276)
Net loss                                                                                                        (2,667,852)
Issuance of Warrannts  in connection
 with payment of debt                                                                             525,000
Issuance of Common Stock in connection
 with a private placement                       51,933          52                                 15,648
Issuance of Preferred Stock in
 connection with a private placement                                     3,975          4       3,747,909
Preferred Stock dividend - conversion
 discount                                                                                         728,693         (728,693)
Issuance of Common Stock in connection
 with Warrant exercise                          94,304          94                                   (94)
Issuance of Common Stock in connection
 with convertible debentures                   310,276         310                                811,153
Issuance of Common Stock in connection
 with conversion of Preferred Stock             46,429          46       (165)          0            (46)
Issuance of Common Stock in connection
 with the acquisition of Talisman
 Tools, Inc.                                    10,000          10                                 46,865
Issuance of Common Stock in connection
 with the acquisition of
 Miller Golf,Inc                                53,333          54                                299,946

                                       --------------- ----------- ----------- ---------- ---------------  ----------------
Balance at June 30, 1998                     3,408,442      $3,408    286,980     $   287     $38,258,881    $ (32,572,821)
                                       =============== =========== =========== ========== ===============  ================

                                  DIVOT GOLF CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        (Continued)
                                        (Unaudited)

                                              Convertible            Foreign
                                               Preferred            Currency
                                            Treasury Stock         Translation
                                         Shares       Amount       Adjustment        Total
                                       ----------  ------------- --------------- -------------
Balance at December 31, 1997            (281,250)    $ (210,937)      $(108,784)   $ 2,590,885
Net loss                                                                           (2,667,852)
Issuance of Warrannts  in connection
 with payment of debt                                                                  525,000
Issuance of Common  Stock in connection
 with a private placement                                                               15,750
Issuance of Preferred Stock in
 connection with a private placement                                                 3,747,913
Preferred Stock dividend - conversion
 discount                                                                                    0
Issuance of Common Stock in connection
 with Warrant exercise                                                                       0
Issuance of Common Stock in connection
 with convertible debentures                                                           811,463
Issuance of Common Stock in connection
 with conversion of Preferred Stock                                                          0
Issuance of Common Stock in connection
 with the acquisition of Talisman
 Tools, Inc                                                                             46,875
Issuance of Common Stock in connection
 with the acquisition of
 Miller Golf, Inc                                                                      300,000

                                       ----------  ------------- --------------- -------------
Balance at June 30, 1998                (281,250)    $ (210,937)      $(108,784)    $5,370,034
                                       ==========  ============= =============== =============

See accompanying  notes

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

NOTE A.  Business of the Company and Significant Accounting Policies

Description of Business
Divot Golf Corporation f/k/a Brassie Golf Corporation (the "Company"), together with its predecessors and subsidiaries, has engaged since 1988 in the design, acquisition, development and management of private, semi-private and daily-fee (i.e. "public") golf courses. The Company currently is engaged in the development and marketing of golf-related businesses, and holds certain licensing rights in the United States and internationally.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1997 contained in its current Annual Report on Form 10-KSB.

Investment in Subsidiaries - The Company includes The Gauntlet at Curtis Park, a wholly owned subsidiary, in its condensed consolidated financial statements, which disposed of its golf course assets, see Note F - Disposition of Assets . The Company also holds minority interests in two golf courses in South Carolina, which the company disposed of in April 1998.

Acquisitions - Acquisitions are accounted for under the purchase method of accounting, in accordance with generally accepted accounting principles, see Note E - Acquisitions.

Revenue Recognition - Revenues of the Company include daily golf fees, proshop merchandise sales, food and beverage sales and sales of golf accessories. Golf fees include revenue generated from green fees, cart fees and range fees. Revenues also include sales of memberships and annual dues charged to members.

Golf fees, proshop merchandise sales and food and beverage sales are recognized when received. Membership dues collected in advance are deferred as "unearned income" and recognized over the period of prepayment. Membership fees that are nonrefundable are recognized by the Company when received. Revenues from the sale of golf accessories are recognized at the time merchandise is shipped to the customer.

Goodwill - The Company has classified, as goodwill, the cost in excess of the fair value of the net assets acquired, which was acquired through a purchase transaction in December 1997.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

NOTE A.  Business of the Company and Significant Accounting Policies (continued)

Goodwill is being amortized on a straight-line basis over 15-20 years. Amortization charged to continuing operations amounted to $33,435 for the three months ended June 30, 1998.

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

Net Loss Per Share - Net loss per share has been computed in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share," based on the weighted average number of shares outstanding during the period presented. Stock options, warrants and convertible securities are considered anti-dilutive and have not been considered in the computations.

NOTE B.  Long-Term Debt

Long-term debt with financial institutions and other third parties as of June 30, 1998 consists of the following:

6% convertible  debentures due December 31, 1998,  unless
converted into common stock, interest payable incrementally
upon conversions with the balance, if any, at maturity, net    $  76,167
of unamortized discounts of $123,013.

Other notes payable                                              370,482
                                                               ---------
                                                                 446,649
Less current portion                                              12,000
                                                               ---------
                                                               $ 434,649
                                                               =========
NOTE C.  Short-Term Debt

Line of credit, secured by inventory,  accounts receivable,
 fixtures, machinery and equipment. Interest paid monthly
 at 1% over the bank's prime.                                  $1,077,322

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)


 C.  Short-Term Debt (Continued)

Line of credit, secured by Parcel 11-A land at the World
   Golf Village.  Interest paid monthly at 10.6%                  688,240

Short term loans related to certain acquisitions (see Note E
   - Acquisitions).                                             1,080,000
                                                               ----------
                                                               $3,145,562
                                                               ==========

NOTE D.  Shareholders' Equity
Effective June 16, 1998, the Board of Directors declared a reverse stock split of 15 to 1 shares of the Company's common stock to holders of record on June 16, 1998. Common stock issued and additional paid-in capital as of December 31, 1997 have been restated to reflect this split. All share and per share data, including stock option plan and warrant information, is stated to reflect the split.

Effective April 1998, the Company increased the number of common shares authorized from 50 million to 200 million.

As of June 30, 1998, warrants to purchase 1,537,684 shares of the Company's Common Stock were outstanding as follows:
                    # WARRANTS ISSUED     EXPIRATION DATE   EXERCISE PRICE
                      -----------------  -----------------  --------------
                            6,667        September 28, 1998      $36.00
                           15,867        November 17, 1998       $36.00
                            3,333        December 5, 1998        $15.00
                           10,000        June 30, 1999           $30.00
                           66,667        January 20, 2000     $11.25-22.50
                           60,000        June 30, 2000           $36.00
                           16,667        September 28, 2000      $36.00
                          666,667        November 18, 2000       $ 2.00
                          230,000        December 3, 2000        $15.00
                           56,666        January 28, 2001        $ 3.00
                          181,818        April 2, 2002           $ 6.00
                          133,333        January 28, 2003        $ 2.81
                           90,000        January 28, 2003        $ 3.00
                        ---------------
                            1,537,685
                        ===============
During the six months ended June 30, 1998, 280,000 warrants were issued in payment of various debts issued during the period and 176,755 warrants were issued in connection with the issuance of preferred stock, in connection with a private placement. During the same period, 134,751 warrants were exercised in a cash-less transaction for 94,304 shares of common stock. During the same period in 1997, no warrants were exercised.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)


NOTE D.  Shareholders' Equity (Continued)
During the quarter ended June 30, 1998, the Company sold an additional 3,975 shares of preferred stock for $4.0 million, less fees of approximately $300,000. In conjunction with the discount allowed on the conversion of the Preferred Stock into common stock, the Company has recorded dividends of $728,693. Through June 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock. Additionally, at June 30, 1998, there were approximately $90,000 of unpaid dividends on the Company's preferred stock. This amount has been recorded as an adjustment to liquidation value of the shares.

During the quarter ended June 30, 1998, certain holders of convertible debt converted approximately $811,463 of notes and unpaid interest into 310,276 shares of common stock. The Company also issued 53,333 shares of common stock with a fair market value of approximately $300,000 as a part of the acquisition of Miller Golf, Inc. Stock Option Plan

During April 1998, the Board of Directors and shareholders approved the formation of the Brassie Golf Corporation 1998 Stock Option Plan (the "1998 Plan") for the purpose of attracting and retaining certain key employees of the Company. The 1998 Plan provides that an aggregate of 1,500,000 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price will be fixed by the Board of Directors on the date of grant.

On June 15, 1998, the Company issued a total of 733,333 options to certain officers and key employees of the Company under the 1998 Plan These options have a exercise price of $2.8125 per share, which equals the fair value of the stock price on the date of grant.

NOTE E.  Acquisitions
During the quarter ended June 30, 1998, the Company completed the following acquisitions:

MILLER GOLF, INC.
On April 8, 1998, the Company completed its $4.3 million acquisition of all the issued and outstanding stock of Miller Golf, Inc. ("Miller"), a Massachusetts corporation. The Miller stock was acquired from its shareholders, Robert Marchetti, Louis Katon, and John Carroll, for a combination of $3.0 million in cash, $1.0 million in notes payable to the sellers and $300,000 of the Company's common stock for a total of 53,333 shares which, in the aggregate, had a fair market value of $300,000 at the date of closing. The sellers' notes payable are due on September 30, 1998 and accrue interest at 8% per annum and are secured by a pledge of the common stock of Miller. A Form 8-K was filed on February 12, 1998 describing the terms of this transaction.

To obtain the funds necessary to complete this transaction, the Company issued $3.0 million of convertible notes. These convertible notes were secured by a subordinated pledge of the common stock of Miller, which matured on December 31, 1999, and accrued interest at 7% per annum, payable quarterly beginning on July 1, 1998. The notes were convertible into shares of the Company's common stock at the lessor of $7.50 per share or 75% of the average closing bid price of the common stock during the last five trading days prior to conversion. The convertible note holders also received warrants to purchase 98,182 shares of common stock at $7.50 per share.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

NOTE E.  Acquisitions (continued)
On May 31 and June 9, 1998, the holders of these convertible debentures and warrants exchanged the debt and warrants for 3,000 shares of the 1997 Preferred and warrants to purchase approximately 133,000 shares of the Company's Common Stock at $15.00 per share, exercisable for three years from the date of issuance.

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

Mr. Cellura serves as Director, Chairman of the Board, and Chief Executive Officer of the Company. The Board believes that the terms of this transaction are commercially reasonable.

TALISMAN TOOLS, INC.
On April 20, 1998, the Company completed its $101,875 acquisition of all of the issued and outstanding stock of Talisman Tools Incorporated ("Talisman"), a Rhode Island corporation. The Talisman stock was acquired from its sole shareholders, Daniel S. Shedd and Dixon Newbold for a combination of (i) two short-term, non-interest bearing promissory notes in the aggregate amount of $55,000 payable on May 20, 1998 and (ii) $46,875 of the Company's common stock (10,000 shares valued at the date of closing). Talisman is a manufacturer of high-quality greens repair tools. The assets of Talisman include a pending patent on the specialized divot repair tool and the proprietary process of producing the divot repair tool.

As a result of the acquisitions that have occurred subsequent to the close of the quarter ended June 30, 1998, the Company has redefined its business strategy out of the golf course operation and into the development of golf related business and licensing rights.

NOTE F.  Disposition of Assets

GAUNTLET AT CURTIS PARK
On April 2, 1998, the Company sold its leasehold interest in the golf course assets at The Gauntlet at Curtis Park for $5,400,000 of which approximately $4,800,000 was used to reduce the Company's debt. The net realized gain on the sale of the golf course was approximately $524,000.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of  Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and six-month periods ended June 30, 1998 and 1997 and for the years ended December 31, 1997 and 1996, included in the Company's 1997 Annual Report on Form 10-KSB.

Prior to July 1, 1997, the Company was primarily engaged in the design, ownership and management of golf courses. In order to capitalize on the growth in the golf products and accessories industry and the experience of its new management, on July 1, 1997, the Company commenced a corporate restructuring plan that included selling its golf course ownership and design businesses and acquiring businesses engaged in the development, licensing, and marketing of golf-related products and services. Since November 1997, the Company has acquired Divot Golf Corporation, a designer and supplier of golf products; Miller Golf, Inc., a supplier of high-quality golf accessory products; and Talisman Tools Incorporated, a manufacturer of high-quality greens repair tools. The Company has also acquired two parcels of land located within the World Golf Village, a destination golf resort currently under construction by third parties, south of Jacksonville, Florida.

The  Gauntlet  at  Curtis  Park golf  course,  operated  through a wholly  owned
subsidiary   of  the  Company,   continues  to  be  included  in  the  condensed
consolidated financial statements as of June 30, 1998.

                                           RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

In the aggregate, the Company generated $2,621,469 in revenues during the three months ended June 30, 1998 compared to $1,474,906 during the three months ended June 30, 1997. This increase of $1,146,563, or 78% is attributed to $2,602,894 of revenue from the operations of the Company's newly acquired subsidiary Miller Golf, Inc. ("Miller"), offset by a decrease in golf course revenues of $1,456,331 related primarily to the disposition of the Gauntlet at St. James and Gauntlet at Curtis Park golf courses in November, 1997 and April, 1998 and the sale of the management division in July, 1997. Until the Company can more fully implement its business strategies, no assurance can be given that the Company's revenues will continue to increase.

Despite the 78% increase in revenues, the Company's total operating expenses increased by $1,964,143, or 131%, to $3,465,288 during the three month period ended June 30, 1998. The increase is due to a combination of a $247,340 decrease attributed to design expense, an $81,474 decrease in marketing and golf course activities, a decrease of $490,192 in golf course operating expense attributed to the sale of the golf courses, a decrease of $92,136 in professional fees and a $124,914 decrease in depreciation and amortization, which resulted primarily from the sale of the design division and the golf course operations. These decreases were offset by an increase of $1,578,042 of manufacturing costs related to the Miller revenues and $1,422,157 in general and administrative expenses of which $830,711 relates to Miller and $591,446 relates directly to the hiring of key employees necessary to facilitate the execution of ongoing business activities.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

As noted under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Recent Developments -- Sale of Curtis Park," the Company disposed of its remaining interest in golf courses on April 2, 1998. At that time, the Company recorded a gain of approximately $524,000 for the quarter ended June 30, 1998. Golf course operations included in the historical financial statements included the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs incurred in the operation of the golf course. The Company evaluated the cost of operations at its facility and established budgeted amounts for each significant category of expense in the areas of pro shop, food and beverage, golf course maintenance, and general, selling and administrative expenses. Monthly, the Company analyzed its actual versus budgeted results.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, professional fees, including legal and accounting and other consultants, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

Interest expense increased by 150% from $176,189 during the three-month period ended June 30, 1997 to $441,214 during the three-month period ended June 30, 1998. The increase of $265,025 is primarily due to an increase in borrowings, which the Company required to acquire a parcel of land., as more fully described under "-- Recent Developments," and the amortization of $150,000 of financing costs related to the borrowings.

During the quarter ended June 30, 1998, the Company charged to amortization expense $94,149 of debt discount because the holders converted certain debt instruments.

Interest and other income increased from $4,694 during the three-month period ended June 30, 1997 to $39,518 during the three-month period ended June 30, 1998.

For the quarter ended June 30, 1998, the Company had a net loss of $815,865, an increase of $598,241 from the net loss of $217,624 for the three-month period ended June 30, 1997. The increase is attributable to the reasons stated above, namely, a substantial decrease in revenues resulting from the disposition of operating assets and an increase, due to the restructuring, in general and administrative expenses that offset the decrease in operating expenses related to the disposed properties.

Inflation did not have a material effect on the Company's operations during the three-month periods ended June 30, 1998 or June 30, 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

In the aggregate, the Company generated $2,758,937 in revenues during the six months ended June 30, 1998 compared to $2,575,167 during the six months ended June 30, 1997. This increase of $183,770, or 7% is attributed to $2,602,894 of revenue from the operations of the Company's newly acquired subsidiary Miller Golf, Inc. ("Miller"), offset by a decrease in of golf course revenues of $2,419,124 related primarily to the disposition of the Gauntlet at St. James and Gauntlet at Curtis Park golf courses in November, 1997 and April, 1998 and the sale

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

of the management division in July, 1997. Until the Company can more fully implement its business strategies, no assurance can be given that the Company's revenues will continue to increase.

Despite the 7% increase in revenues, the Company's total operating expenses increased by $1,948,417, or 66%, to $4,911,066 during the six month period ended June 30, 1998. The increase is due to a combination of a $620,566 decrease attributed to design expense, a $145,348 decrease in marketing and golf course activities, a decrease of $729,369 in golf course operating expense attributed to the sale of the golf courses, and a $233,500 decrease in depreciation and amortization, which resulted primarily from the sale of the design division and the golf course operations. These decreases were offset by an increase of $1,578,042 of manufacturing costs related to the Miller revenues and $1,998,667 in general and administrative expenses of which $830,711 relates to Miller and $591,446 relates directly related to the hiring of key employees necessary to facilitate the execution of ongoing business activities.. These decreases were offset by an increase of $1,167,956 in general and administrative expenses directly related to the hiring of key employees necessary to facilitate the execution of ongoing business activities and an increase of $100,491 of professional fees, which were primarily legal and accounting fees incurred in connection with the Company's efforts towards complying with the Securities and Exchange Commission and NASDAQ and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful. No assurance can be given that future efforts to acquire other businesses or properties or to raise additional capital will be successful.

As noted under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Recent Developments -- Sale of Curtis Park," the Company disposed of its remaining interest in golf courses on April 2, 1998. At that time, the Company recorded a gain of approximately $524,000. Golf course operations included in the historical financial statements included the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs incurred in the operation of the golf course. The Company evaluated the cost of operations at its facility and established budgeted amounts for each significant category of expense in the areas of pro shop, food and beverage, golf course maintenance, and general, selling and administrative expenses. Monthly, the Company analyzed its actual versus budgeted results.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, professional fees, including legal and accounting and other consultants, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

Interest expense increased by 82% from $354,661 during the six month period ended June 30, 1997 to $646,746 during the six month period ended June 30, 1998. The increase of $292,085 is primarily due to an increase in borrowings, which the Company required to acquire a parcel of land., as more fully described under "-- Recent Developments," and the amortization of $150,000 of financing costs related to the borrowings.

During the six months ended June 30, 1998, the Company charged to amortization expense $354,661 of debt discount because the holders converted certain debt instruments.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

During the six months ended June 30, 1998, the Company forfeited a $100,000 deposit on an unsuccessful acquisition and incurred another $60,000 in related costs that the Company has written off.

Interest and other income increased from $26,930 during the three-month period ended June 30, 1997 to $62,155 during the six month period ended June 30, 1998.

For the six months ended June 30, 1998, the Company had a net loss of $2,667,853, an increase of $1,952,640 from the net loss of $715,213 for the six month period ended June 30, 1997. The increase is attributable to the reasons stated above, namely, a substantial decrease in revenues resulting from the disposition of operating assets and an increase, due to the restructuring, in general and administrative expenses that offset the decrease in operating expenses related to the disposed properties.

Inflation did not have a material effect on the Company's operations during the six month periods ended June 30, 1998 or June 30, 1997.
                                      LIQUIDITY AND CAPITAL RESOURCES

Historically, golf revenues, resident membership fees, membership sales and annual dues, pro shop revenue, food and beverage revenue and management and design fees have been the principal source of funds to pay the operating expenses of the Company. As of April, 1998, the Company had disposed of all of its interests in golf courses. This effectively eliminated the primary source of the Company's revenues. As noted in more detail under "Business of the Company - Background of the Company - Restructuring," the Company has reorganized and refocused its operations. Currently, however, the Company does not have sufficient operations to fund its activities or its strategic plan. In the short-term, therefore, the Company will be dependent on additional infusions of capital or debt to fund its operations. And in the foreseeable future, the Company will continue to rely on long-term borrowing and equity financing to fund acquisitions and capital improvements. The Company cannot predict at what point in time it will be able to fund its working capital needs out of funds generated from current operations.

Working Capital

         As noted above, the Company is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. This fact raises substantial doubt about the Company's ability to continue as a going concern. The Company expects to raise additional amounts from private placements or registered public offerings of its securities in 1998. If the Company is successful in raising additional capital in 1998, management believes that the Company will have adequate resources to continue to meet its working capital requirements to pay its current debt obligations, fund capital improvements and expand and develop businesses. There is no assurance that such additional funding will be completed. The inability to obtain such financing would have a material adverse effect on the Company.

         The Company had a working capital deficiency of $1,296,519 as of June 30, 1998, as compared to a working capital deficiency of $98,529 as of December 31, 1997. The reduction in working capital of $1,197,990 from December 31, 1997 to June 30, 1998 relates primarily to the net loss for the six month period ended June 30, 1998

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

offset by an increase in working capital of approximately $1.0 million from the proceeds of the sale of its leasehold interest in the golf course assets at the Gauntlet at Curtis Park.

         On April 2, 1998, the Company used approximately $4,800,000 of the proceeds from the sale of its leasehold interest in the golf course assets at the Gauntlet at Curtis Park to reduce its debt, which resulted in a decrease in its working capital deficit of approximately $1,000,000. See "- Recent Developments - Sale of Curtis Park."

         On May 8, 1998, the Company secured a working capital revolving line of credit of up to $1,100,000, due May 10, 1999 with interest at 10.6% per annum, secured by Parcel 11-A land at the World Golf Village, which reduced bank lines of credit by approximately $675,000.

         The total borrowings for the Company were $3,592,211 as of June 30, 1998 compared to $4,234,279 as of December 31, 1997. The net decrease in borrowings of $642,068 from December 31, 1997 to June 30, 1998 consists primarily of to the conversion of approximately $315,000 of convertible debentures and use of the proceeds from the Curtis Park sale.

         The Company commenced a private placement offering in December 1997 of the 1997 Preferred for $1.92 million, less associated costs of $165,000 to secure such funding. The 1997 Preferred was offered for a price of $15,000 per unit. One hundred twenty-eight units (128) were sold, which equates to 1,920 shares of 1997 Preferred. Each unit consisted of 15 Preferred Shares and 667 warrants to purchase common shares. Each preferred share has a liquidation value of $1,000 and each warrant is exercisable immediately for a period of 3 years to purchase one share of common stock for $15.00 each.

         Through June 30, 1998, 265 units, or 3,975 shares of 1997 Preferred and 176,755 warrants to purchase Common Stock at $15.00 per share, were issued for approximately $4.0 million, less fees of approximately $300,000. Of the 265 units, 200 units were issued in exchange for $3.0 million of convertible debentures. See "-- Recent Developments -- Miller Golf Acquisition". In conjunction with the discount allowed on the conversion of the Preferred Stock into common stock, the Company has recorded dividends of $728,693. Through June 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock.

Through June 30, 1998, holders of warrants associated with the convertible debentures exercised 134,751 warrants in a cashless exercise and received 94,304 shares of Common Stock. The Company is currently negotiating with the holders of the remainder of these warrants to substitute approximately 667,000 warrants with an exercise price of $2.00 per share for the remaining warrants.

Use of Funds

         From the proceeds obtained through the private placement of preferred stock, the sale of businesses, and the sale of interests in its golf course assets, the Company is attempting to position itself to execute its new business plan.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

     The Company has used these proceeds in a variety of acquisitions designed to capitalize on the growth in the golf products and accessories industry and the experience of its new management. See " -- Recent Developments."

                               RECENT DEVELOPMENTS

World Golf Village Developments

         The World Golf Village, a golf resort currently under development by third parties south of Jacksonville, Florida, is expected to open in phases, with the first phase having opened in May, 1998. In December 1996, the Company acquired Parcel 2 for approximately $475,000 and on January 16, 1998 acquired Parcel 11-A at the World Golf Village. The 11-A parcel was acquired for total consideration of approximately $1,850,000. The Company plans to develop the World Golf Village Spa (the "Spa") and the Bungalows at World Golf Village (the "Bungalows") on parcel 11-A.

Sale of Curtis Park

         In a closing on April 2, 1998, the Company sold its leasehold interest in the Gauntlet at Curtis Park golf course to KSL Fairways, Inc. This was the only remaining golf course interest held by the Company, and this sale concluded the Company's previous strategy of golf course ownership. The interest was sold for $5,400,000.

Miller Golf Acquisition

         On April 8, 1998, the Company completed its $4.3 million stock acquisition of Miller Golf, Inc. ("Miller"), a Massachusetts corporation (the "Miller Golf Transaction"). Miller is a supplier of high-quality golf accessories such as bag tags, divot repair tools and towels. The Miller stock was acquired from its stockholders, Robert Marchetti, Louis Katon, and John Carroll, for a combination of $3.0 million in cash, $1.0 million in notes payable to the sellers and $300,000 of the Company's common stock (53,333 shares valued at the fair market value of the common stock at the date of closing). The notes payable to the sellers are due on September 30, 1998, accrue interest at 8% per annum, and are secured by a pledge of the common stock of Miller.

         To obtain the funds necessary to complete this transaction, the Company issued $3.0 million of convertible notes. These convertible notes were secured by a subordinated pledge of the common stock of Miller, which matured on December 31, 1999, and accrued interest at 7% per annum, payable quarterly beginning on July 1, 1998. The notes were convertible into shares of the Company's common stock at the lessor of $7.50 per share or 75% of the average closing bid price of the common stock during the last five trading days prior to conversion. The convertible note holders also received warrants to purchase 98,182 shares of common stock at $7.50 per share. On May 31 and June 9, 1998, the holders of these convertible debentures and warrants exchanged the debt and warrants for 3,000 shares of the 1997 Preferred and warrants to purchase approximately 133,000 shares of the Company's Common Stock at $15.00 per share, exercisable for three years from the date of issuance.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

Divot Acquisition

         On April 15, 1998, the Company completed its $500,000 stock acquisition of Divot Golf Corporation ("Divot"), a Florida corporation from its sole stockholder, Joseph R. Cellura, the Chairman and Chief Executive Officer of the Company.

Talisman Tools Acquisition

         On April 20, 1998, the Company completed its $101,875 stock acquisition of Talisman Tools Incorporated ("Talisman"), a Rhode Island corporation. The Talisman stock was acquired from its stockholders, Daniel S. Shedd and Dixon
Newbold, for a combination of (i) two short-term, non-interest bearing promissory notes in the aggregate amount of $55,000 payable on May 20, 1998 and
(ii) $46,875 of the Company's common stock (10,000 shares valued at the fair market value of the common stock on the date of closing). Additionally, the Company issued a $35,000 short-term promissory note to Taylor Box Company in payment of certain company payables of Talisman Tools. To date each of these notes remains unpaid. Talisman is a manufacturer of high-quality greens repair tools. The assets of Talisman include a pending patent on the specialized divot repair tool and the proprietary process of producing the divot repair tool.

Acquisition Plan

        The Company intends to grow principally through acquisitions of other companies that provide golf products or services. The Company intends to complete the majority of these acquisitions for a combination of stock and cash.

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)



                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Item 3 of the Consolidated Financial Statements of the Company for the year ended December 31, 1997 for a description of legal proceedings to which the company is a party.

On April 3, 1998, the Company delivered the remaining 30% minority ownership in two golf courses in South Carolina, The Gauntlet at Myrtle West and The Gauntlet at Laurel Valley, to the EPI Pension Fund under the March 26, 1998 court ordered hearing. The Company also recorded, in operations, the amount of the anticipated settlement of the litigation with EPI Pension Fund.

Item 2.  Changes in Securities

From January 1, 1998 to June 30 , 1998, the Company sold 3,975 shares of its 1997 convertible preferred stock ("1997 Preferred"). The 1997 Preferred was sold solely to sophisticated and accredited investors pursuant to a private placement offering in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. Proceeds from the private placement was approximately $3.7 million. The 1997 Preferred was offered in units of 15 preferred shares, with each share having a liquidation value of $1,000, plus 667 warrants (exercisable at $15.00 per share for a period of 3 years) for a price of $15,000 per unit. The holders of the 1997 Preferred are entitled to 7% cumulative dividends payable quarterly with percentage increases in the foreseeable future. The 1997 Preferred is convertible immediately into shares of the Company's common stock at $1,000 per share so converted divided by the "conversion price" which is a formula based on the lesser of $10.50 or 75% of the average closing price during the 10-day period prior to conversion. Through June 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock.

Item 3.  Defaults Upon Senior Securities

The Company has defaulted on certain obligations of its senior securities by failing to meet its obligation to file a registration statement, having such registration statement become effective by a certain date, and having its annual shareholder meeting. The holders of the securities under d,efault have waived their rights and granted the Company an extension of time to cure the defaults. Accordingly, the Company filed Form SB-2 on June 30, 1998 within the extension period provided.

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

None.




                                  PART II - OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
    27    -    Financial Data Schedule (for SEC use only)

(b) Reports  on Form 8K
     Dated June 19, 1998
     Dated June 15, 1998
     Dated June 12, 1998
     Dated May 28, 1998
     Dated May 1, 1998
     Dated April 30, 1998
     Dated April 23, 1998
     Dated February 13, 1998
     Dated January 12, 1998
     Dated January 12, 1998

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DIVOT GOLF CORPORATION


                                        /s/Clifford F. Bagnall
                                     -------------------------------------------
                                    Clifford F. Bagnall, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
Date: July 29, 1998