Form 10QSB/A
period 1998-06-30
DIVOT GOLF CORP
filed 1998-08-26
CIK 916184

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-QSB/A


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


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

On July 30, 1998 there were 3,408,442 shares of the issuer's Common Stock, $.001 par value, and 5,730 shares of the issuer's Preferred Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format    Yes |_|     No  |X|

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................................21
Item 2. Changes in Securities..........................................................21
Item 3. Defaults Upon Senior Securities................................................21
Item 4. Submission of Matters to a Vote of Securities Holders..........................21
Item 5. Other Information..............................................................23
Item 6. Exhibits and Reports on Form 8-K...............................................23
Signatures.............................................................................24

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
                                                  ================               ===============



See accompanying notes

                                    DIVOT GOLF CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                             LIABILITIES AND SHAREHOLDERS' EQUITY



                                                          June 30, 1998         December 31,
                                                           (Unaudited)              1997
                                                         ---------------       ---------------
Current Liabilities:
   Accounts payable and accrued expenses                     $ 1,421,818             $ 772,460
   Accrued interest payable                                       57,503                32,751
   Income tax payable                                                  -                     -
   Short-term debt                                             3,145,562                     -
   Foreign income tax payable                                    181,793               181,793
   Current portion of long-term debt                              12,000               757,023
   Current maturities of capital lease obligations                13,760                21,510
   Accrued discount on convertible debentures                     20,630               104,037
Total current liabilities                                      4,853,066             1,869,574
                                                         ---------------       ---------------

Long-term debt, less current portion                             434,649             3,477,256
Long-term capital lease obligations, less current portion         24,366                35,785
Other long term liabilities                                       99,949                     -

Shareholders' Equity:
    Preferred Stock, $.001 par value;
      1,000,000  shares  authorized; 286,980 and 283,170
      shares issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively (aggregate
      liquidation preference $7,458,750 and $1,920,000)              287                   283
    Common Stock, $.001 par value; 200,000,000 shares
      authorized; 3,408,442 and 2,842,167 shares issued
     and outstanding  June 30, 1998 and December 31,
     1997, respectively                                            3,408                 2,842
   Additional paid-in capital                                 38,258,881            32,083,757
   Accumulated deficit                                      (32,572,821)          (29,176,276)
   Less cost of Convertible Preferred Stock held in
     treasury, 281,250 shares                                  (210,937)             (210,937)
   Foreign currency translation adjustment                    ( 108,784)             (108,784)
                                                         ---------------       ---------------
Total shareholders' equity                                     5,370,034             2,590,885
                                                         ---------------       ---------------
Total liabilities and shareholders' equity                   $10,782,064            $7,973,500
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

Goodwill - The Company has classified, as goodwill, the cost in excess of the fair value of the net assets acquired, which were acquired through various purchase transactions.

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

Item 2.  Changes in Securities

From January 1, 1998 to June 30 , 1998, the Company sold 3,975 shares of its 1997 convertible preferred stock ("1997 Preferred"). The 1997 Preferred was sold solely to sophisticated and accredited investors pursuant to a private placement offering in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. Proceeds from the private placement were approximately $3.7 million. The 1997 Preferred was offered in units of 15 preferred shares, with each share having a liquidation value of $1,000, plus 667 warrants (exercisable at $15.00 per share for a period of 3 years) for a price of $15,000 per unit. The holders of the 1997 Preferred are entitled to 7% cumulative dividends payable quarterly with percentage increases in the foreseeable future. The 1997 Preferred is convertible immediately into shares of the Company's common stock at $1,000 per share so converted divided by the "conversion price" which is a formula based on the lesser of $10.50 or 75% of the average closing price during the 10-day period prior to conversion. Through June 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock.

Item 3.  Defaults Upon Senior Securities

The Company has defaulted on certain obligations of its senior securities by failing to meet its obligation to file a registration statement, having such registration statement become effective by a certain date, and having its annual shareholder meeting. The holders of the securities under d,efault have waived their rights and granted the Company an extension of time to cure the defaults. Accordingly, the Company filed Form SB-2 on July 1, 1998 within the extension period provided.

Item 4.  Submission of Matters to a Vote of Security-Holders


The Annual Meeting Of Stockholders of the Company was held on May 28, 1998 and June 2, 1998. At the meeting, the following actions were taken by the stockholders:

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

PART II - OTHER INFORMATION (continued)

     1. Approved amendments to the Company's Certificate of Incorporation and By-laws providing for the classification of the Board of Directors into three classes, with members of each class serving for staggered terms.

     For:                 1,671,957
     Against:                45,589
     Abstain:                66,707

     2.   Elected five members of the Board of Directors.

Name                                      Age      Director Since       Term            For        Against     Abstain
- - ----                                  ---      --------------   --------------  -----------  -----------  ----------
Clifford F. Bagnall......................   43       1997              3 years       1,682,724       0         101,528
Joseph R. Cellura........................   43       1997              3 years       1,682,724       0         101,528
Preston H. Cottrell......................   48         --              2 years       1,682,724       0         101,528
Jeremiah M. Daly........................    44       1997              2 years       1,682,724       0         101,528


     3. Approved a proposal to amend the Company's Certificate of Incorporation to change the Company's name to "Divot Golf Corporation."

     For:                  1,746,657
     Against:                 33,756
     Abstain:                  3,829

     4. Approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.001, from 50 million to 200 million shares.

     For:                  1,639,997
     Against:                136,298
     Abstain:                  7,957

     5. Approved the Company's 1998 Stock Option Plan.

     For:                  1,543,322
     Against:                173,389
     Abstain:                 67,542

                                   DIVOT GOLF CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (Unaudited)

PART II - OTHER INFORMATION (continued)

     6. Approved a proposal to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock on a 1 for 15 ratio.

     For:                  1,639,901
     Against:                138,264
     Abstain:                  6,087

     7. Approved the appointment of Ernst & Young L.L.P., Certified Public Accountants, as the auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.

     For:                  1,702,189
     Against:                 23,983
     Abstain:                 58,080

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




                                        DIVOT GOLF CORPORATION


                                        /s/Clifford F. Bagnall
                                     -------------------------------------------
                                    Clifford F. Bagnall, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
Date: August 14, 1998