Form 10QSB
period 1998-09-30
DIVOT GOLF CORP
filed 1998-11-23
CIK 916184

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

    Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No

On October 30, 1998 there were 4,410,041 shares of the issuer's Common Stock, $.001 par value, and 6,960 shares of the issuer's Preferred Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format    Yes       No


1 of 27

                            DIVOT GOLF CORPORATION
                QUARTERLY REPORT FOR THE THREE AND NINE-MONTH
                       PERIODS ENDED SEPTEMBER 30, 1998

                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets as of September 30, 1998
       and December 31, 1997............................................ 3

      Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1998 and 1997............. 5


      Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended September 30, 1998 and 1997............. 6

      Condensed Consolidated Statements of Changes in Shareholders' Equity for
       the nine-month period ended September 30, 1998................... 7

              Notes to Condensed Consolidated Financial Statements...... 9

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations  .................................................15

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................24
Item 2. Changes in Securities...........................................25
Item 3. Defaults Upon Senior Securities.................................25
Item 4. Submission of Matters to a Vote of Securities Holders...........26
Item 5. Other Information...............................................26
Item 6. Exhibits and Reports on Form 8-K................................26
Signatures..............................................................27

2 of 27

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            DIVOT GOLF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                           September
                                           30, 1998              December 31,
                                          (Unaudited)                 1997
                                         --------------          --------------
Current assets:
  Cash                                     $   314,477            $     53,266
  Cash - restricted                                  -                 135,019
  Trade accounts receivable, net             1,144,395                 352,018
  Accounts receivable from related
    parties                                    216,594                 160,543
  Inventories                                1,081,381                  31,611
  Prepaid expenses and other current
    assets                                     461,886               1,038,588
                                           ------------           -------------
Total current assets                         3,218,733               1,771,045
                                           ------------           -------------

Property and equipment, net                  3,925,143               5,287,805
Other assets, net                            1,228,629                 583,400
Goodwill, net                                2,643,991                 331,250
                                         --------------          --------------
Total assets                              $ 11,016,496              $7,973,500
                                         ==============          ==============


                                                        See accompanying notes
3 of 27

                            DIVOT GOLF CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                              September
                                               30, 1998        December 31,
                                              (Unaudited)          1997
                                             --------------   --------------
Current Liabilities:
   Accounts payable and accrued expenses       $ 1,301,594        $ 772,460
   Accrued interest payable                          4,125           32,751
   Short-term debt                               2,828,118                -
   Foreign income tax payable                      181,793          181,793
   Current portion of long-term debt                59,150          757,023
   Current maturities of capital lease
      obligations                                   13,760           21,510
   Accrued discount on convertible debentures            -          104,037
                                             --------------   --------------
Total current liabilities                        4,388,540        1,869,574
                                             --------------   --------------
Noncurrent Liabilities:
   Long-term debt, less current portion            352,476        3,477,256
   Long-term capital lease obligations, less
      cur. portion                                  21,057           35,785
   Other long term liabilities                      23,300                -
                                             --------------   --------------
Total noncurrent liabilities                       396,833        3,513,041
                                             --------------   --------------

Redeemable convertible preferred stock,
   $.001 par value; 1,528 shares authorized;
   1,178 and 0 shares issued and outstanding
   at September 30,1998 and December 31,
   1997, respectively (aggregate liquidation
   preference $1,500,000 and $0)                 1,177,500            -
                                             --------------   --------------

Shareholders' Equity:
   Preferred Stock, $.001 par value;
     998,472 shares authorized; 286,980 and
     283,170 shares issued and outstanding
     at September 30,1998 and December 31,
     1997, respectively (aggregate
     liquidation preference $7,558,750
     and $1,920,000)                                   287              283
   Common Stock, $.001 par value;
     200,000,000 shares authorized;
     4,055,578 and 2,842,167 shares issued
     and outstanding at September 30, 1998
     and December 31, 1997, respectively             4,056            2,842
   Additional paid-in capital                   39,446,440       32,083,757
   Accumulated deficit                         (34,077,439)     (29,176,276)
     Less cost of Convertible Preferred Stock
     held in treasury, 281,250 shares             (210,937)        (210,937)

   Foreign currency translation adjustment       ( 108,784)        (108,784)
                                             --------------   --------------
Total shareholders' equity                       5,053,623        2,590,885
                                             --------------   --------------
Total liabilities and shareholders' equity   $  11,016,496       $7,973,500
                                             ==============   ==============

  See accompanying notes
4 of 27

                             DIVOT GOLF CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months Ended               Nine Months Ended
                                 ------------------------         -----------------------
                                 September      September         September     September
                                  30, 1998       30, 1997         30, 1998      30, 1997
                                 ----------     ---------         ---------     ---------

Operating revenues:
   Sales                         $ 2,006,479    $         -      $ 4,609,373   $         -
   Golf revenues                           -        576,468          102,478     1,571,287
   Food and beverage revenues              -        145,496           13,992       402,347
   Proshop revenues                        -         79,572            9,558       217,247
   Membership fees and dues                -         42,288            5,784       380,382
   Resident membership fees                -        140,000                -       270,000
   Management and design fees         12,688         90,951           31,063       802,722
   Other                                   -            110            5,856         6,067
                                -------------  -------------     ------------  ------------
        Total operating revenues   2,019,167      1,074,885        4,778,104     3,650,052
                                -------------  -------------     ------------  ------------
Operating expenses:
   Cost of sales                   1,180,999              -        2,759,041             -
   Golf course operations                  -        383,103           71,290     1,070,143
   Cost of food and beverage
     sales                                 -         61,164           23,255       162,365
   Cost of proshop sales                   -         56,351           56,296       148,320
   Marketing expenses                      -         60,225            3,956       209,529
   Management and design
     expenses                              -         65,535                -       686,101
   General and administrative
     expenses                      1,872,474        403,633        4,503,600     1,036,092
   Professional fees, including
     legal and accounting            260,346         91,715          670,941       401,819
   Depreciation and
     amortization expense             72,051        173,392          208,557       543,398
                                -------------  -------------     ------------  ------------
        Total operating expenses   3,385,870      1,295,118        8,296,936     4,257,767
                                -------------  -------------     ------------  ------------

   Operating  loss               (1,366,703)      (220,233)      (3,518,832)     (607,715)

Other income (expense):
   Interest expense                 (83,243)      (205,833)        (670,985)     (560,494)
   Amortization of debt
    discount on convertible debt   (102,383)              -        (516,319)             -
   Gain on sale of golf course             -              -          523,799             -
   Write-off of deposit             (25,000)              -        (125,000)             -
   Interest and other income               -        105,952          134,867       132,882
                                -------------  -------------     ------------  ------------
Net loss                        $(1,504,617)   $  (320,114)      $(4,172,470)  $(1,035,327)
                                =============  =============     ============  ============

Net loss per share              $      (.39)   $      (.16)      $     (1.22)  $      (.54)
                                =============  =============     ============  ============
Weighted average number of
shares outstanding                 3,856,000      1,968,000        3,422,000     1,906,000
                                =============  =============     ============  ============



                     See accompanying notes
5 of 27

                             DIVOT GOLF CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                     Nine Months Ended           Three Months Ended
                                  --------------------------  --------------------------
                                   September     September    September     September
                                   30, 1998       30, 1997    30, 1998       30, 1997
                                  ------------  ------------- ------------- ------------
Cash flows from operating activities:
      Net loss                    $(1,504,617)    $(320,114)  $(4,172,470)  $(1,035,327)
  Adjustment to reconcile net
loss to net cash used in operating
activities:
        Gain on sale of assets              -      (105,711)     (523,799)     (105,711)
        Depreciation and               72,051        173,392       208,557      543,398
          amortization
        Amortization of debt          161,387              -       516,319            -
          discount
        Amortization of loan costs     36,278              -       331,250            -
        Net change in other           355,831      (190,627)      (72,995)       94,046
          working capital items
        Accounts receivable from       36,700       (19,534)      (56,051)     (19,534)
          related parties
                                  ------------  ------------- ------------- ------------
Net cash used in operating
   activities                        (842,370)      (462,594)   (3,769,189)    (523,128)
                                  ------------  ------------- ------------- ------------

Investing activities:
    Payments for intangibles, net           -              -   (1,525,018)            -
    Change in restricted cash               -              -       135,019            -
    Sales (purchases) of property
       and equipment, net            (625,567)      (168,741)       794,930    (383,479)
    Payments for loan and
       amortization costs                    -       (10,145)             -       17,682
    Proceeds from sale of business           -        600,000             -      600,000
    Additional investment in
       subsidiaries                          -         33,285             -       33,682
                                  ------------  ------------- ------------- ------------
Net cash (used in) provided by
    investing activities            (625,567)        454,399     (595,069)      267,885
                                  ------------  ------------- ------------- ------------
Financing activities:
    Additions to short term
       borrowings                     381,395              -     3,946,957            -
    Payments for short term
       borrowings and cap leases  (1,025,000)              -   (2,525,000)            -
    Additions to long-term
       borrowings                           -              -     1,025,976       50,300
    Payments for long-term
       borrowings and cap leases    (147,502)      (203,601)   (4,113,627)  (1,702,029)
    Issuance of common stock        1,000,000              -     1,015,750    1,573,308
    Change in accrued discount on
       convertible debentures               -              -             -    (311,694)
    Issuance of preferred stock     1,527,500              -     5,275,413            -
                                  ------------  ------------- ------------- ------------
Net cash (used in) provided by a
    financing activities            1,736,393      (203,601)     4,625,469    (390,115)
                                  ------------  ------------- ------------- ------------
Effect of foreign currency
exchange rate changes on cash               -        (6,858)             -     (17,852)
                                  ------------  ------------- ------------- ------------
Increase (decrease) in cash           268,456      (218,654)       261,211    (663,210)
Cash at beginning of period            46,021        361,523        53,266      806,079
                                  ------------  ------------- ------------- ------------

Cash at end of period                $314,477       $142,869      $314,477     $142,869
                                  ============  ============= ============= ============


Supplemental disclosure of cash flow information:
    Cash paid during the period
        for interest                 $136,621       $150,047      $463,643     $434,798
                                  ============  ============= ============= ============


                                   See accompanying notes
6 of 27

                             DIVOT GOLF CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                              Additional
                                             Common            Preferred       Paid-in     Accumulated
                                      ------------------------------------------------------------------
                                         Shares     Amount   Shares  Amount    Capital       Deficit
                                      ------------------------------------------------------------------
Balance at December 31, 1997             2,842,167   $2,842  283,170 $   283  $32,083,757  $(29,176,276)
 Net loss                                                                                     (4,172,470)
Issuance of Warrannts in connection
   with Payment of debt                                                           525,000
Issuance of Common Stock in connection
   with a private placement                551,933      552                     1,015,148
Issuance of Preferred Stock in
   connection with a private placement                         3,975       4    3,747,909
Preferred Stock dividend                                             728,693     (728,693)
   - conversion discount
Issuance of Common Stock in connection
   with Warrant Excercise                   94,304       94                          (94)
Issuance of Common Stock in connection
   with convertible debentures             457,412      458                       999,262
Issuance of Common Stock in connection
   with conversion of Preferred Stock       46,429       46    (165)       0         (46)
Issuance of Common Stock in connection
   with the acquisition of Talisman
   Incorporated                             10,000       10                        46,865
Issuance of Common Stock in connection
   with the acquisition of Miller
   Golf,Inc.                                53,333       54                       299,946
                                       ------------------------------------------------------------------
Balance at September 30, 1998           4,055,578   $4,056  286,980 $   287  $39,446,440 $(34,077,439)
                                       ==================================================================

7 of 27

                             DIVOT GOLF CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)
                                   (Unaudited)

                                         Convertible        Foreign
                                          Preferred        Currency
                                        Treasury Stock    Translation
                                        Shares    Amount    Adjustment    Total
                                      --------------------------------------------
Balance at December 31, 1997          (281,250) $ (210,937)  $(108,784) $2,590,885
 Net loss                                                               (4,172,470)
Issuance of Warrannts in connection
   with Payment of debt                                                    525,000
Issuance of Common Stock in connection
   with a private placement                                              1,015,700
Issuance of Preferred Stock in
   connection with a private placement                                   3,747,913
Preferred Stock dividend
   - conversion discount                                                         0
Issuance of Common Stock in connection
   with Warrant Excercise                                                        0
Issuance of Common Stock in connection
   with convertible debentures                                             999,720
Issuance of Common Stock in connection
   with conversion of Preferred Stock                                            0
Issuance of Common Stock in connection
   with the acquisition of Talisman
   Incorporated                                                             46,875
Issuance of Common Stock in connection
   with the acquisition of Miller
   Golf,Inc.                                                               300,000
                                      --------------------------------------------
Balance at September 30, 1998         (281,250) $(210,937)  $(108,784)  $5,053,623
                                      ============================================

                             See accompanying notes

8 of 27

                             DIVOT GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

NOTE A.  Business of the Company and Significant Accounting Policies

Description of Business
Divot Golf Corporation (the "Company"), currently is engaged in the development and marketing of golf-related businesses, and holds certain licensing rights in the United States and internationally.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1997 contained in its current Annual Report on Form 10-KSB.

Investment in Subsidiaries - The Company includes The Gauntlet at Curtis Park, Miller Golf, Inc., Divot Golf Subsidiary Corporation, Talisman Tools Incorporated, and Divot Properties WGV, Inc., wholly owned subsidiaries, in its condensed consolidated financial statements. The golf course assets of The Gauntlet at Curtis Park were disposed of in April 1998, see Note E - Disposition of Assets . The Company also held minority interests in two South Carolina golf courses which the Company disposed of in April 1998.

Acquisitions - Acquisitions are accounted for under the purchase method of accounting, in accordance with generally accepted accounting principles, see Note D - Acquisitions.

Revenue Recognition -Through April 1998, revenues of the Company include daily golf fees, proshop merchandise sales, and food and beverage sales. Golf fees include revenue generated from green fees, cart fees and range fees. Revenues also include sales of memberships and annual dues charged to members. Golf fees, proshop merchandise sales and food and beverage sales are recognized when received. Membership dues collected in advance are deferred as "unearned income" and recognized over the period of prepayment. Membership fees that are nonrefundable are recognized by the Company when received. In April 1998, the Company disposed of its remaining golf course operations.

Since April 1998, revenues of the Company include the sale of golf accessories and are recognized at the time merchandise is shipped to the customer.

Goodwill - The Company has classified, as goodwill, the cost in excess of the fair value of the net assets acquired, which were acquired through various purchase transactions.

Goodwill is being amortized on a straight-line basis over 15-20 years. Amortization charged to continuing operations amounted to $35,800 and $74,756 for the three and nine month periods ended September 30, 1998.

                             DIVOT GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

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

Income Taxes - The Company records income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred taxes are provided for the difference between the tax and financial statement basis of assets and liabilities, and a valuation allowance is established for deferred tax assets that, based upon available evidence, are not expected to be realized.

Net Loss Per Share - Net loss per share has been computed in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share," based on the weighted average number of shares outstanding during the period presented. Stock options, warrants and convertible securities are considered anti-dilutive and have not been considered in the computations.


NOTE B.  Debt

Line of credit, secured by inventory, accounts receivable, fixtures, machinery and equipment.  Interest paid monthly at 1% over the
   bank's prime.                                                                 $ 1,353,717

Line of credit, secured by Parcel 11-A land at the World Golf Village.
   Interest paid monthly at 10.6%.                                                 1,093,240

Subordinated notes payable, 7% interest and principal due January 24, 1999,
  net of unamortized discounts of $23,839.                                           326,161

Short term loans related to certain acquisitions (see  Note  D  -   Acquisitions)     55,000
Other notes payable                                                                  411,626
                                                                                   3,239,744
Less short-term debt                                                               2,828,118
Less current portion of long-term debt                                                59,150
                                                                                 ===========
Long-term debt, less current portion                                             $   352,476
                                                                                 ===========

NOTE C.  Shareholders' Equity

Effective June 16, 1998, the Board of Directors declared a reverse stock split of 1 for 15 shares of the Company's common stock to holders of record on June 16, 1998. Common stock issued and additional paid-in capital as of December 31, 1997 have been restated to reflect this split. All share and per share data, including stock option plan and warrant information, is also restated to reflect the split.

                             DIVOT GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


NOTE C.  Shareholders' Equity (Continued)

Effective June 2, 1998, the Company increased the number of common shares authorized from 50 million to 200 million.

As of September 30, 1998, warrants to purchase 1,835,707 shares of the Company's Common Stock were outstanding as follows:

                   # WARRANTS ISSUED     EXPIRATION DATE   EXERCISE PRICE
                      -----------------  -----------------  --------------
                            6,667        September 28, 1998      $36.00
                           15,867        November 17, 1998       $36.00
                            3,333        December 5, 1998        $15.00
                           10,000        June 30, 1999           $30.00
                           66,667        January 20, 2000     $11.25-22.50
                           60,000        June 30, 2000           $36.00
                           16,667        September 28, 2000      $36.00
                          666,667        November 18, 2000       $ 2.00
                          230,000        December 3, 2000        $15.00
                           40,556        December 3, 2000        $1.00
                          280,000        December 3, 2000        $1.25
                           56,666        January 28, 2001        $ 3.00
                          181,818        April 2, 2002           $ 6.00
                          133,333        January 28, 2003        $ 2.81
                           90,000        January 28, 2003        $ 3.00
                        ---------------
                        1,835,707
                        ===============

During the nine months ended September 30, 1998, 280,000 warrants were issued as consideration for various debts during the period. An additional 176,755 and 320,556 warrants were issued in connection with a private placement of the 1997 Preferred Stock and Redeemable Convertible Preferred Stock, respectively. During the same period, 134,751 warrants were exercised in a cash-less transaction for 94,304 shares of common stock. During the nine months ended September 30, 1997, no warrants were exercised.

During the nine months ended September 30, 1998, the Company sold an additional 3,975 shares of 1997 Preferred Stock for $4.0 million, less fees of approximately $300,000. In conjunction with the discount allowed on the conversion of the 1997 Preferred Stock into common stock, the Company has recorded dividends of $728,693. Through September 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock. Additionally, at September 30, 1998, there were approximately $190,000 of unpaid dividends on the Company's preferred stock. This amount has been recorded as an adjustment to liquidation value of the shares.

During the quarter ended September 30,1998, the Company sold 1,528 shares of Redeemable

                             DIVOT GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

NOTE C.  Shareholders' Equity (Continued)
Convertible Preferred Stock for $1,527,500. These shares were a part of the 1997 Prefered Stock offering sold with an addendum allowing the subscriber, for a period of 90 days, to convert the shares for an equal amount of subordinated notes. As a result of this redemption feature, these shares have been classified as Redeemable Convertible Preferred Stock in the accompanying financial statements. The subordinated notes have a term of six months and bear interest at 7% per annum payable at maturity, January 24, 1999. As of September 30, 1998, 350 shares were converted to $350,000 of subordinated notes.

During the quarter ended September 30, 1998, the company sold 500,000 shares of the Company's common stock at $2.00 per share in a private placement.

During the nine months ended September 30, 1998, certain holders of convertible debt converted approximately $999,720 of notes and unpaid interest into 457,412 shares of common stock. The Company also issued 53,333 shares of common stock with a fair market value of approximately $300,000 as a part of the acquisition of Miller Golf, Inc. The Company also issued 10,000 shares of common stock with a fair market value of approximately $46,875 as a part of the acquisition of Talisman Tools Incorporated.

Stock Option Plan

During April 1998, the Board of Directors and shareholders approved the formation of the Divot Golf Corporation 1998 Stock Option Plan (the "1998 Plan") for the purpose of attracting and retaining certain key employees of the Company. The 1998 Plan provides that an aggregate of 1,500,000 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price will be fixed by the Board of Directors on the date of grant.

On June 15, 1998, the Company issued a total of 733,333 options with immediate vesting to certain officers and key employees of the Company under the 1998 Plan. These options have a exercise price of $2.8125 per share, which equals the fair value of the stock price on the date of grant. On September 2, 1998, the Company issued a total of 200,000 options with immediate vesting to certain officers and key employees of the Company under the 1998 Plan. These options have an exercise price of $2.8125 per share.

NOTE D.  Acquisitions
During the nine months ended September 30, 1998, the Company completed the following acquisitions:

MILLER GOLF, INC.
On April 8, 1998, the Company completed its $4.3 million acquisition of all the issued and outstanding stock of Miller Golf, Inc. ("Miller"), a Massachusetts corporation. The Miller stock was acquired from its shareholders, Robert Marchetti, Louis Katon, and John Carroll, for a combination of $3.0 million in cash, $1.0 million in notes payable to the sellers and 53,333 shares of the Company's common stock which, in the aggregate, had a fair market value of $300,000 at the date of closing. The sellers' notes were paid in full on September 16, 1998. A Form 8-K was filed on February 12, 1998 describing the terms of this transaction.

                             DIVOT GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

NOTE D.  Acquisitions (continued)
To obtain the funds necessary to complete this transaction, the Company issued $3.0 million of convertible notes. These convertible notes were secured by a subordinated pledge of the common stock of Miller, which matured on December 31, 1999, and accrued interest at 7% per annum, payable quarterly beginning on July 1, 1998. The notes were convertible into shares of the Company's common stock at the lessor of $7.50 per share or 75% of the average closing bid price of the common stock during the last five trading days prior to conversion. The convertible note holders also received warrants to purchase 98,182 shares of common stock at $7.50 per share. On May 31 and June 9, 1998, the holders of these convertible debentures and warrants exchanged the debt and warrants for 3,000 shares of the 1997 Preferred and warrants to purchase approximately 133,000 shares of the Company's Common Stock at $15.00 per share, exercisable for three years from the date of issuance.

DIVOT GOLF CORPORATION
On April 15, 1998, the Company completed its $500,000 stock acquisition of Divot Golf Corporation ("Divot"), a Florida corporation. The Divot stock was acquired from its sole shareholder, Joseph R. Cellura, who serves as Director, Chairman of the Board, and Chief Executive Officer of the Company. The purchase price consisted of a combination of (i)$300,000 in cash and (ii) a short term promissory note in the principal amount of $200,000 (the "Note"). The Note provides for interest accruing at 6% per annum, payable quarterly beginning June 30, 1998. The Note was paid in full as of September 30, 1998. The assets of Divot include its name, certain patent and licensing rights, and molds for producing a divot repair tool.

Based on information available to the Company in April, 1998, the Board believes that the terms of this transaction are commercially reasonable.

TALISMAN TOOLS INCORPORATED
On April 20, 1998, the Company completed its $101,875 acquisition of all of the issued and outstanding stock of Talisman Tools Incorporated ("Talisman"), a Rhode Island corporation. The Talisman stock was acquired from its sole shareholders, Daniel S. Shedd and Dixon Newbold for a combination of (i) two short-term, non-interest bearing promissory notes in the aggregate amount of $55,000 payable on May 20, 1998 and (ii) $46,875 of the Company's common stock (10,000 shares valued at the date of closing). Talisman is a manufacturer of high-quality greens repair tools. The assets of Talisman include a pending patent on the specialized divot repair tool and the proprietary process of producing the divot repair tool.

The promissory notes in the aggregate amount of $55,000 have not been paid and the Company has received an extension of time until November 1999.

NOTE E.  Disposition of Assets

GAUNTLET AT CURTIS PARK
On April 2, 1998, the Company sold its leasehold interest in the golf course assets at The Gauntlet at Curtis Park for $5,400,000 of which approximately $4,800,000 was used to reduce the Company's debt. The net realized gain on the sale of the golf course was approximately $524,000.

                             DIVOT GOLF CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


NOTE F. Subsequent Events

    On October 26, 1998, the Company formed a joint venture with Raymond Floyd ("Joint Venture"). The Joint Venture is operated as a limited liability company, 80% of which will be owned by the Company and the remaining 20% by Eagle Golf Enterprises, Inc. (a Raymond Floyd family-owned company).

     The Joint Venture entered into a license agreement with Raymond Floyd Enterprises, Inc., pursuant to which the Joint Venture received the exclusive right to manufacture and distribute a signature line of Raymond Floyd golf related accessory products ("Licensed Products"). Manufacturing and distribution of the Licensed Products will be the sole business of the Joint Venture. The initial term of the license is ten years, subject to two consectutive 10 year renewal terms. The license will be subject to termination or non-renewal if the Joint Venture, among other things, fails to reach certain specified revenue goals within two years. The Licensed Products will be manufactured and distributed by Miller Golf, Inc., a wholly owned subsidiary of the Company.

     In consideration for the license, the Company has issued 354,463 shares of common stock to Mr. and Mrs. Raymond Floyd, as tenants by the entireties, through assignment from Raymond Floyd Enterprises, Inc. This represents 8.0% of the issued and outstanding shares of the Company's common stock as of October 30, 1998.

     In addition, during October 1998, substantially all the holders of the remaining Convertible Redeemable Stock redeemed their shares for subordinated notes with a term of six months, bearing interest at 7% per annum payable at maturity, January 24, 1999.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and nine-month periods ended September 30, 1998 and 1997 and for the years ended December 31, 1997 and 1996, included in the Company's 1997 Annual Report on Form 10-KSB.

Prior to July 1, 1997, the Company was primarily engaged in the design, ownership and management of golf courses. In order to capitalize on the growth in the golf products and accessories industry and the experience of its new management, on July 1, 1997, the Company commenced a corporate restructuring plan that included selling its golf courses and golf course management and design businesses and acquiring businesses engaged in the development, licensing, and marketing of golf-related products and services. Since December 1997, the Company has acquired Divot Golf Corporation, a designer and supplier of golf products and other licenses and rights; Miller Golf, Inc., a supplier of high-quality golf accessory products; and Talisman Tools Incorporated, a manufacturer of high-quality greens repair tools. The Company also owns two parcels of land located within the World Golf Village, a destination golf resort owned by third parties, south of Jacksonville, Florida.


                                                       RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

In the aggregate, the Company generated $2,019,167 in revenues during the three months ended September 30, 1998 compared to $1,074,885 during the three months ended September 30, 1997. This increase of $944,282, or 88% is attributed to $2,006,479 of revenue from the operations of the Company's newly acquired subsidiary Miller Golf, Inc. ("Miller"), offset by a decrease in golf course revenues of $983,824 related primarily to the disposition of the Gauntlet at St. James and Gauntlet at Curtis Park golf courses in November 1997 and April 1998 and a decrease of $91,061 from the sale of the golf course management business in July 1997. Until the Company can more fully implement its business strategies, no assurance can be given that the Company's revenues will continue to increase.

Despite the 88% increase in revenues, the Company's total operating expenses increased by $2,090,752, or 161%, to $3,385,870 during the three month period ended September 30, 1998. The increase is due to a combination of a $65,535 decrease attributed to design expense, a $177,740 decrease in marketing and golf course activities, a decrease of $383,103 in golf course operating expenses attributed to the sale of the golf courses, and a $101,341 decrease in depreciation and amortization, which resulted primarily from the sale of the design division and the golf course operations. These decreases were offset by a $1,180,999 increase in manufacturing costs related to the Miller revenues; a $1,468,841 increase in general and administrative expenses, of which $787,141 relates to Miller and $681,700 relates directly to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and an increase of $168,631 of professional fees, which were primarily legal and accounting fees incurred in connection with the Company's efforts towards complying with the Securities and Exchange Commission and NASDAQ and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

Interest expense decreased by 60% from $205,833 during the three-month period ended September 30, 1997 to $83,243 during the three-month period ended September 30, 1998. The decrease of $122,590 is primarily due to a decrease in borrowings. The borrowings declined as a result of the conversion of approximately $999,700 of convertible debentures into common stock of the Company, and use of proceeds from the issuance of the Company's common and preferred stock, and from the Curtis Park sale.

During the quarter ended September 30, 1998, the Company charged to amortization expense $102,383 of debt discount because the holders converted certain debt instruments.

Interest and other income decreased from $105,952 during the three-month period ended September 30, 1997 to $72,712 during the three-month period ended September 30, 1998.

For the quarter ended September 30, 1998, the Company had a net loss of $1,504,617, an increase of $1,184,503 from the net loss of $320,114 for the three-month period ended September 30, 1997. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses that offset the increase in operating revenues related to the acquired subsidiaries.

Inflation did not have a material effect on the Company's operations during the three-month periods ended September 30, 1998 or September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

In the aggregate, the Company generated $4,778,104 in revenues during the nine months ended September 30, 1998 compared to $3,650,052 during the nine months ended September 30, 1997. This increase of $1,128,052, or 31% is attributed to $4,609,373 of revenue from the operations of the Company's newly acquired subsidiary Miller Golf, Inc. ("Miller"), offset by a decrease in golf course revenues of $2,709,253 related primarily to the disposition of the Gauntlet at St. James and the Gauntlet at Curtis Park golf courses in November 1997 and April 1998 and a decrease of $771,870 from the sale of the golf course management business in July 1997. Until the Company can more fully implement its business strategies, no assurance can be given that the Company's revenues will continue to increase.

Despite the 31% increase in revenues, the Company's total operating expenses increased by $4,039,169, or 95%, to $8,296,936 during the nine month period ended September 30, 1998. The increase is due to a combination of a $686,101 decrease attributed to design expense, a $436,707 decrease in marketing and golf course activities, a decrease of $998,853 in golf course operating expense attributed to the sale of the golf courses, and a $334,841 decrease in depreciation and amortization, which resulted primarily from the sale of the design division and the golf course operations. These decreases were offset by a $2,759,041 increase in manufacturing costs related to

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

the Miller revenues; a $3,467,508 increase in general and administrative expenses, of which $1,617,852 relates to Miller and $1,849,656 relates directly to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and an increase of $269,122 of professional fees, which were primarily legal and accounting fees incurred in connection with the Company's efforts towards complying with the Securities and Exchange Commission and NASDAQ and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful.

As noted under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sale of Curtis Park," the Company disposed of its remaining golf courses operations on April 2, 1998. At that time, the Company recorded a gain of approximately $524,000. Golf course operations reported in the historical financial statements included the compensation and benefits costs of course personnel and related payroll taxes, golf cart leases, equipment rental and maintenance, clubhouse repairs and upkeep, insurance, utilities, chemicals, seed and fertilizers, water, supplies and other miscellaneous costs incurred in the operation of the golf course. The Company evaluated the cost of operations at its facility and established budgeted amounts for each significant category of expense in the areas of pro shop, food and beverage, golf course maintenance, and general, selling and administrative expenses. Monthly, the Company analyzed its actual versus budgeted results.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.


Interest expense increased by 20% from $560,494 during the nine month period ended September 30, 1997 to $670,985 during the nine month period ended September 30, 1998. The increase of $110,491 is primarily due to the amortization of $150,000 of financing costs offset by a decrease in borrowings, as more fully described under "Liquidity and Capital Resources."


During the nine months ended September 30, 1998, the Company charged to amortization expense $516,319 of debt discount due to conversions of debt instruments into common stock at a discount, in a private placement.

During the nine months ended September 30, 1998, the Company forfeited a $100,000 deposit on an unsuccessful acquisition and a $25,000 deposit on a land option and incurred another $60,000 in related costs that the Company has written off.

Interest and other income increased from $132,882 during the nine-month period ended September 30, 1997 to $134,867 during the nine month period ended September 30, 1998.


For the nine months ended September 30, 1998, the Company had a net loss of $4,172,470, an increase of $3,137,143 from the net loss of $1,035,327 for the nine month period ended September 30, 1997. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses that offset the increase in operating revenues related to the acquired subsidiaries.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Inflation did not have a material effect on the Company's operations during the nine month periods ended September 30, 1998 or September 30, 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

Historically, golf revenues, resident membership fees, membership sales and annual dues, pro shop revenue, food and beverage revenue and management and design fees have been the principal source of funds to pay the operating expenses of the Company. As of April, 1998, the Company had disposed of all of its interests in golf courses. This effectively eliminated the primary source of the Company's revenues. The Company has reorganized and refocused its operations to the sale of golf accessories through its acquired subsidiaries. Currently, however, the Company does not have sufficient operations to fund its activities or its strategic plan. In the short-term, therefore, the Company will be dependent on additional infusions of capital or debt to fund its operations. In the foreseeable future, the Company will continue to rely on long-term borrowings and equity financing to fund acquisitions and capital improvements. The Company cannot predict at what point in time it will be able to fund its working capital needs out of funds generated from current operations.

Working Capital

         As noted above, the Company is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. This fact raises substantial doubt about the Company's ability to continue as a going concern. The Company expects to raise additional amounts from private placements or registered public offerings of its securities in the future. If the Company is successful in raising additional capital in 1998 and 1999, management believes that the Company will have adequate resources to continue to meet its working capital requirements to pay its current debt obligations, fund capital improvements and expand and develop businesses. There is no assurance that such additional funding will be completed. The inability to obtain such financing would have a material adverse effect on the Company.

         The Company had a working capital deficiency of $1,169,807 as of September 30, 1998, as compared to a working capital deficiency of $98,529 as of December 31, 1997. The reduction in working capital of $1,071,278 from December 31, 1997 to September 30, 1998 relates primarily to the net loss for the nine month period ended September 30, 1998 offset by an increase in working capital of approximately $1.0 million proceeds from the sale of its leasehold interest in the golf course assets at the Gauntlet at Curtis Park.

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

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The total borrowings for the Company were $3,039,744 as of September 30, 1998 compared to $4,234,279 as of December 31, 1997. The net decrease in borrowings of $1,194,535 from December 31, 1997 to September 30, 1998 is due to the conversion of $999,720 of convertible debentures of convertible debentures into common stock of the Company, and use of proceeds from the issuance of the Company's common and preferred stock, and from the Curtis Park sale.

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

         Through the first nine months of 1998, 265 units, or 3,975 shares of 1997 Preferred and 176,755 warrants to purchase Common Stock at $15.00 per share, were issued for approximately $4.0 million, less fees of approximately $300,000. Of the 265 units, 200 units were issued in exchange for $3.0 million of convertible debentures. See "-- Recent Developments -- Miller Golf Acquisition". In conjunction with the discount allowed on the conversion of the Preferred Stock into common stock, the Company has recorded dividends of
$728,693. Through September 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock.

        During the quarter ended September 30,1998, the Company sold an additional 1,528 shares of the 1997 Preferred stock for $1,527,500. These shares were sold with an addendum allowing the subscriber, for a period of 90 days, to convert the shares for an equal amount of subordinated notes. As a result of this redemption feature, these shares have been classified as redeemable convertible preferred stock in the accompanying financial statements. The subordinated notes have a term of six months and bear interest at 7% per annum payable at maturity, January 24, 1999. As of September 30, 1998, 350 shares were converted to $350,000 of subordinated notes. In addition, during October 1998, substantially all the holders of the remaining Convertible Redeemable Stock redeemed their shares for subordinated notes with a term of six months, bearing interest at 7% per annum payable at maturity.

         During the quarter ended September 30, 1998, the company sold 500,000 shares of the Company's common stock at $2.00 per share in a private placement.

     Through September 30, 1998, holders of warrants associated with the convertible debentures exercised 134,751 warrants in a cashless exercise and received 94,304 shares of Common Stock. The Company is currently preliminary negotiations with the holders of the remainder of these warrants to substitute a reduced number of warrants with a revised exercise price per share.

Use of Funds

From the proceeds obtained through the private placement of preferred stock, the sale of businesses, and the

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

                                                       RECENT DEVELOPMENTS
World Golf Village Developments

         The World Golf Village, a golf resort owned by third parties south of Jacksonville, Florida, is expected to open in phases, with the first phase having opened in May, 1998. In December 1996, the Company acquired Parcel 2 for approximately $475,000 and on January 16, 1998 acquired Parcel 11-A at the World Golf Village. The 11-A parcel was acquired for total consideration of approximately $1,850,000. The Company plans to develop the World Golf Village Spa (the "Spa") and the Bungalows at World Golf Village (the "Bungalows") on parcel 11-A.

Sale of Curtis Park

         In a closing on April 2, 1998, the Company sold its leasehold interest in the Gauntlet at Curtis Park golf course to KSL Fairways, Inc. This was the only remaining golf course interest held by the Company, and this sale concluded the Company's previous strategy of golf course ownership. The interest was sold for $5,400,000.

Miller Golf Acquisition

         On April 8, 1998, the Company completed its $4.3 million stock acquisition of Miller Golf, Inc. ("Miller"), a Massachusetts corporation (the "Miller Golf Transaction"). Miller is a supplier of high-quality golf accessories such as bag tags, divot repair tools and towels. The Miller stock was acquired from its stockholders, Robert Marchetti, Louis Katon, and John Carroll, for a combination of $3.0 million in cash, $1.0 million in notes payable to the sellers and $300,000 of the Company's common stock (53,333 shares valued at the fair market value of the common stock at the date of closing). The notes payable to the sellers were paid in full on September 17, 1998.

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

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Divot Acquisition

         On April 15, 1998, the Company completed its $500,000 stock acquisition of Divot Golf Corporation ("Divot"), a Florida corporation from its sole stockholder, Joseph R. Cellura, the Chairman and Chief Executive Officer of the Company.

Talisman Tools Acquisition

         On April 20, 1998, the Company completed its $101,875 stock acquisition of Talisman Tools Incorporated ("Talisman"), a Rhode Island corporation. The Talisman stock was acquired from its stockholders, Daniel S. Shedd and Dixon
Newbold, for a combination of (i) two short-term, non-interest bearing promissory notes in the aggregate amount of $55,000 payable on May 20, 1998 and
(ii) $46,875 of the Company's common stock (10,000 shares valued at the fair market value of the common stock on the date of closing). Additionally, the Company issued a $35,000 short-term promissory note to Taylor Box Company in payment of certain company payables of Talisman Tools. To date each of these notes remains unpaid. The promissory notes, totalling $55,000, have been extended until November 1999. Talisman is a manufacturer of high-quality greens repair tools. The assets of Talisman include a pending patent on the specialized divot repair tool and the proprietary process of producing the divot repair tool.

Ray Floyd Joint Venture

     On October 2, 1998, the Company formed a joint venture with Raymond Floyd ("Joint Venture"). The Joint Venture is operated as a limited liability company, 80% of which will be owned by the Company and the remaining 20% by Eagle Golf Enterprises, Inc. (a Raymond Floyd family-owned company).

     The Joint Venture entered into a license agreement with Raymond Floyd Enterprises, Inc., pursuant to which the Joint Venture received the exclusive right to manufacture and distribute a signature line of Raymond Floyd golf related accessory products ("Licensed Products"). Manufacturing and distribution of the Licensed Products will be the sole business of the Joint Venture. The initial term of the license is ten years, subject to two consectutive 10 year renewal terms. The license will be subject to termination or non-renewal if the Joint Venture, among other things, fails to reach certain specified revenue goals within two years. The Licensed
 Products will be manufactured and distributed by Miller Golf, Inc., a wholly owned subsidiary of the Company.

     In consideration for the license, the Company has issued 354,463 shares of common stock to Mr. and Mrs. Raymond Floyd, as tenants by the entireties, through assignment from Raymond Floyd Enterprises, Inc. This represents 8.0% of the issued and outstanding shares of the Company's common stock as of October 30, 1998.

Acquisition Plan

        The Company intends to grow principally through acquisitions of other companies that provide golf products or services. The Company intends to complete the majority of these acquisitions for a combination of stock and cash.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Year 2000 Issue

       Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.

      The Company has been evaluating known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is approximately 50% complete and includes information technology, accounting software and networked computer systems, as well as non-information technology equipment, such as machine shop equipment. During this phase the Company has determined that the accounting software utilized at Miller is not currently Year 2000 compliant and the vendor will not have a Year 2000 compliant upgrade available until the spring of 1999. Therefore the Company is in the process of reviewing alternative vendor products and anticipates selecting a solution in early 1999.

      The next phase of the Company's Year 2000 project, conversion and complete system testing is scheduled to begin during the second quarter of 1999. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

      The only costs the Company has incurred to date related to Year 2000 compliance are internal MIS costs which the Company does not separately track for Year 2000 issues. In addition, the Company has not yet determined the total estimated cost of the conversion. The Company believes that the costs to transition its systems to Year 2000 compliance are not anticipated to have a material effect on the Company's financial position or results of operations. The Company's has not deferred any information technology projects to address the Year 2000 issue.

      In addition to internal Year 2000 implementation activities, the Company is communicating with others with which our systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. The Company has received partial responses, which indicate that its major suppliers are not yet compliant and are addressing the issues. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

      Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of electric power, inability to process transactions, send purchase orders, or engage in similar normal business activities.

      To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on our actual testing experience with our supplier base and assessment of outside risks. We anticipate contingency plans to be in place by July 31, 1999.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      The cost of the conversions and the completion dates are based on management's best estimates and may be updated, as additional information becomes available. Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.



Cautionary Statement

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business and in acquisitions; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

The Company has submitted a proposed settlement to the EPI Pension Fund, with a $3,000 good faith deposit. The terms of the proposed settlement include a down payment to be made within 30 days of executing the settlement documents with a balloon payment to be delivered at the end of one year. The deferred payment will be non-interest bearing. The Company has requested that it be permitted to prepay the settled amount at a discount. The Company does not know if the settlement will be secured. A penalty will be imposed upon default on the proposed settlement in addition to EPI Pension Fund's rights to enforce the original judgement. No assurance can be given by the Company that the proposed settlement will be accepted by the EPI Pension Fund or that the terms will be substantially similar to those disclosed above.


       On October 22, 1998, Divot Golf Subsidiary Corporation (f/k/a Divot Golf Corporation and acquired on April 15, 1998, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" ) ("DGS"), a wholly owned subsidiary of the Company, was named as a defendant in a complaint filed in the U.S. District Court, Middle District of Florida. The plaintiff is Robert Hochstein ("Hochstein"). The lawsuit also names as defendants Joseph R. Cellura, Chairman and CEO of the Company, individually, as well as three entities which Mr. Cellura either owns or controls -- Divot Corporation, Divot Development Corporation, and Divot Partners, Ltd. ("Partners"). Although Mr. Cellura has material involvement in the other three entities, the Company is not otherwise affiliated with any of these three other entities. The lawsuit principally relates to the investment of monies by Hochstein in Partners Hochstein's complaint makes the following allegations: (1) Hochstein was offered and sold unregistered, nonexempt securities in Partners in violation of Section 12(1) of the Securities Act of 1933, as amended ("Act"); (2) the Private Placement Memorandum received by Hochstein in connection with the offer and sale of interests in Partners misrepresented and omitted material facts thereby making the offering documents misleading in violation of Section 10(b) and 12(2) of the Act; (3) similar state securities laws were violated; and (4) the matters described in the above allegations constitute "common law fraud" on the part of the defendants against Hochstein. In naming DGS as a defendant, Hochstein contends that each of the corporate and partnership defendants failed to maintain separate identities and operated as a single entity. Hochstein seeks damages in the amount of his investment, $400,000, plus punitive damages, costs, and fees.

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997





Item 2.  Changes in Securities

From January 1, 1998 to June 30 , 1998, the Company sold 3,975 shares of its 1997 convertible preferred stock ("1997 Preferred"). The 1997 Preferred was sold solely to sophisticated and accredited investors pursuant to a private placement offering in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. Proceeds from the private placement were approximately $3.7 million. The 1997 Preferred was offered in units of 15 preferred shares, with each share having a liquidation value of $1,000, plus 667 warrants (exercisable at $15.00 per share for a period of 3 years) for a price of $15,000 per unit. The holders of the 1997 Preferred are entitled to 7% cumulative dividends payable quarterly with percentage increases in the foreseeable future. The 1997 Preferred is convertible immediately into shares of the Company's common stock at $1,000 per share so converted divided by the "conversion price" which is a formula based on the lesser of $10.50 or 75% of the average closing price during the 10-day period prior to conversion. Through September 30, 1998, holders of 165 shares of the 1997 Preferred converted their 1997 Preferred into 46,429 shares of the Company's Common Stock.

        During the quarter ended September 30,1998, the Company sold an additional 1,528 shares of the 1997 Preferred stock for $1,527,500. These shares were sold with an addendum allowing the subscriber, for a period of 90 days, to convert the shares for an equal amount of subordinated notes. As a result of this redemption feature, these shares have been classified as Redeemable Convertible Preferred Stock in the accompanying financial statements. The subordinated notes have a term of six months and bear interest at 7% per annum payable at maturity, January 24, 1999. As of September 30, 1998, 350 shares were converted to $350,000 of subordinated notes.

         During the three month period ended September 30, 1998, the company sold 500,000 shares of the Company's common stock at $2.00 per share in a private placement.

Item 3.  Defaults Upon Senior Securities

The Company has defaulted on certain obligations of its senior securities by failing to meet its obligation to file a registration statement, having such registration statement become effective by a certain date, and having a special shareholder meeting. The holders of the securities under default have waived their rights and granted the Company an extension of time to cure the defaults. Accordingly, the Company filed Form SB-2 on July 1, 1998 within the extension period provided. The company is in negotiations with holders of the 1997
Preferred to satisfy the provisions of the securities and to provide for a conversion of the 1997 Preferred to common stock. The SB-2 as filed July 1, 1998 will require amendment and a revised SB-2 filed with the SEC.

Miller Golf, Inc. ("Miller"), a wholly owned subsidiary of the Company, has been notified that it is in technical default of the Loan and Security Agreement dated April 2, 1998, between Miller and Citizens Bank of Massachusetts ("Citizens"). The Loan Agreement includes a $2,000,000 Working Capital Line of Credit and a
                                                          Page 25 of 27

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

$250,000 Equipment Line of Credit. The default relates to a breach by Miller under the Loan Agreement restricting advances to affiliates to $100,000 or less. The total amount necessary to cure the default is $347,043. Miller has requested a waiver of the covenant default from Citizens, which Citizens has indicated that it will consider granting, contingent upon receiving from Miller a detailed plan for repayment of the amount in default within 30 days. There is no assurance that Miller will be able to submit an acceptable plan for repayment or whether, when such a plan is submitted, Citizens will grant the waiver under any circumstances. The lines of credit are secured with a first security lien in favor of Citizens on all of Miller's assets. In the event the default is not cured, Citizens may forclose upon its security interest which would have a material adverse affect on the business and operations of Miller.

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
     27    -    Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8K Dated October 20, 1998 Dated October 22, 1998

                                                     DIVOT GOLF CORPORATION


                                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DIVOT GOLF CORPORATION


                                 /s/Clifford F. Bagnall
                                 ----------------------------------------
                                 Clifford F. Bagnall, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
Date: November 23, 1998