Form 10KSB
period 1999-12-31
DIVOT GOLF CORP
filed 2000-03-02
CIK 916184

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-KSB


[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1999.

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from        to       .

                          Commission File No. 0-24812

                               ----------------

                            Divot Golf Corporation
          (Name of small business issuer as specified in its charter)

               Delaware                                56-1781650
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

               927 Lincoln Road, Suite 200 Miami Beach, FL 33139
                   (Address of principal executive offices)

                               ----------------

                                (305) 538-2727
                          (Issuer's telephone number)

                               ----------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                               (Title of class)

                               ----------------

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The issuer's revenues for the most recent fiscal year were $130,860.

  As of February 16, 2000, the aggregate market value of the common stock held by non-affiliates of the issuer was $7,429,967, based upon the average bid and asked price of such common stock as of such date. As of February 16, 2000, there were 13,753,642 shares of common stock outstanding and 5,685 shares of preferred stock outstanding.

                      Documents Incorporated by Reference

                                     None.

  Transitional small business disclosure format Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             DIVOT GOLF CORPORATION
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

 ITEM 1.  Description of Business........................................     3

 ITEM 2.  Description of Property........................................    19

 ITEM 3.  Legal Proceedings..............................................    19

 ITEM 4.  Submission of Matters to a Vote of Security holders............    21

                                    PART II

 ITEM 5.  Market for the Common Equity and Related Stockholder Matters...    23

 ITEM 6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    24

 ITEM 7.  Financial Statements...........................................    32

 ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    32

                                    PART III

 ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act..............    33

 ITEM 10. Executive Compensation.........................................    34

 ITEM 11. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    37

 ITEM 12. Certain Relationships and Related Transactions.................    37

 ITEM 13. Exhibits and Reports on Form 8-K...............................    39

 SIGNATURES...............................................................   42

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information contained in this Annual Report on Form 10-KSB may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

  .  we have a limited operating history as an e-commerce company;

  . we have a limited operating history as a company that specializes in Internet travel distribution;

  . we may not be able to complete our acquisition activity, including acquiring the 3D animation asset from AnimInet, the stock of Wilhelmina TravelFile.com and the GDS and ancillary contracts and related furniture and equipment from Orbit Network, as quickly or on as favorable terms as anticipated, if at all;

  .  we may not be able to hire and retain qualified employees;

  . we may experience difficulties in maintaining our competitiveness if we are unable to keep up with technological advancements;

  . we may not be able to integrate our acquired assets quickly or successfully into our existing business plan or corporate structure;

  . we may not be able to meet our short-term or long-term liquidity needs on terms favorable to us, if at all;

  . we may experience technological difficulties in our delivery of application software products;

  . our operating performance and business strategy depends upon the continued viability and growth of the Internet and the travel business;

  .  we compete in a highly competitive industry with low barriers to entry;
     and

  . we may have incorrectly assessed our potential monetary liabilities and expenses with respect to various court proceedings in which we are currently involved.

  Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

General

  We were incorporated in Delaware on November 12, 1991 under the name "Longview Golf Corporation." We changed our name to "Brassie Golf Holdings, Ltd." on September 18, 1992, and then again, on March 29, 1993, to "Brassie Golf Corporation." On June 2, 1998, we changed our name to "Divot Golf Corporation." We expect to ask our stockholders to approve at our next annual meeting a proposal to change our name to "Orbit Travel.com Corporation." Our executive offices are located at 927 Lincoln Road, Suite 200, Miami Beach, FL 33139, and our telephone number is (305) 538-2727.

Recent Developments

  Acquisition Activity. On October 5, 1999, California-based Orbit Network, Inc. publicly issued a press release stating that we had announced that we had signed a definitive merger agreement to acquire California-based Orbit Network in a stock for stock exchange. However, upon completion of our due diligence review of Orbit Network, we and Orbit Network mutually agreed to cancel this merger agreement and agreed to enter into the transactions we discuss below.

  We entered into a right to use agreement with Orbit Network as of November 1, 1999 pursuant to which we paid $500,000 in cash for a six-month right to use and operate Orbit Network's Global Distribution Systems ("GDS") contracts with Amadeus Marketing, S.A., The Sabre Group, Inc., Galileo International, L.L.C. and WorldSpan, L.P., its services agreement with America OnLine and related furniture and equipment. As part of this right to use agreement, we operate the "TravelFile" website that provides travel suppliers and Internet users travel planning services. We are entitled under the right to use agreement to retain any revenues for a six-month period that may be generated from the GDS and ancillary contracts. Also, as part of the right to use agreement, we paid $100,000 (included in the $500,000 paid November 1, 1999) for an option (exercisable in our sole and absolute discretion) to purchase Orbit Network's rights under the GDS and ancillary contracts and related furniture and equipment for the assumption of $5.1 million of Orbit Network debt. This purchase option expires on May 1, 2000, unless extended by us for an additional six months. We cannot assure you that we will exercise this purchase option or that we will otherwise acquire the GDS and ancillary contracts and related furniture and equipment nor can we assure you that, if we do not acquire the GDS and ancillary contracts and related furniture and equipment, that we will be able to extend the term of the right to use agreement. See "--Risk Factors--We may not be able to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive position in the industry."

  On November 17, 1999, our wholly owned subsidiary, OrbitTravel.com, Inc., entered into a joint venture agreement with Web Travel Systems, Ltd., a wholly owned subsidiary of British Airways, pursuant to which we and Web Travel Systems formed Bonveno.com, Ltd. We each own a 50% interest in Bonveno. Bonveno is intended to be a European-based online travel information and reservation system for the distribution of travel-related information and services to European travel product providers and the traveling public. Also on November 17, 1999, OrbitTravel entered into an operational agreement with Bonveno pursuant to which we would provide technical support, licenses and technical maintenance, a software development agreement pursuant to which we would develop software applications, and a management agreement which sets forth an operational management structure, marketing policy, content sharing and product distribution policy for our joint venture.

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mark Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and
3.0 million shares of common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent expires on May 1, 2000. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval. We cannot assure you that this acquisition will be consummated or that it will be consummated on the terms set forth in the letter of intent. See "--Risk Factors--We may not be able to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive position in the industry."

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant to which we would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80.0 million shares of our common stock, which would represent approximately 9.0% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. We believe that Wilhelmena is one of the world's leading talent management agencies. Wilhelmina and WilhelminaTravelFile.com have entered into an exclusive license pursuant to which WilhelminaTravelFile would showcase Wilhelmena-provided content through an Internet website dedicated to travel information and services. We expect that Wilhelmena models and other celebrities would act as on-screen hosts for travel destinations providing travel tips and inside information, offering special promotions and branded product offerings. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining stockholder approval for any such actions. See "--Risk Factors--We may not be able to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive position in the industry."

  On January 9, 2000, OrbitTravel.com, our wholly owned subsidiary, executed an exclusive content distribution agreement with AsiaGateway.com, Ltd. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of February 16, 2000, since we have not issued such shares, either party may terminate this agreement. Assuming consummation of this transaction, Asiagateway.com would act as our distribution, marketing and sales partner for the Asian region. Asiagateway.com is a provider of commerce, community and content for the Asian marketplace. Content produced and compiled by Asiagateway.com would be integrated into our online travel services. Our online travel services, in turn, would be featured in Asiagateway.com.

  On February 7, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide us with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use within our TravelFile service. We also expect LaSpata/Decaro to assist us in the creation of new video, multi-media, and rich-media content for our online services. We are required to issue under the agreement 2.5 million shares of our common stock vesting in equal annual installments over the three-year term of the agreement, which would represent approximately 0.3% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. In addition, we would issue to Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy.

  Financing Activity. On February 15, 2000, Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby Teakwood Ventures agreed to purchase: (1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradeable. We cannot assure you that these conditions will be met. Therefore, we cannot assure you that we will consummate all or part of this transaction. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. In addition, our agreement with Teakwood Ventures requires that we appoint two directors who are nominated by Teakwood Ventures to our board.

  Since the end of 1999, we have issued or agreed to issue approximately 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares have been issued or will be issued to settle various disputes and contingent liabilities. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. See also "--Risk Factors--Future issuances and sales into the market of up to an additional 166.5 million shares of our common stock will dilute our current stockholders and may depress the market price of our common stock."

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. We currently expect to issue these shares within 10 business days after the date we have filed this Annual Report on Form 10-K. See also "--Risk Factors--Future issuances and sales into the market of up to an additional 166.5 million shares of our common stock will dilute our current stockholders and may depress the market price of our common stock."

  Since its inception on October 6, 1999, our wholly owned subsidiary, OrbitTravel.com, has issued approximately $2.78 million of debt that is convertible into approximately 5.6 million shares of our common stock. However, we currently expect to exchange these notes for approximately 61.0 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  On January 9, 2000, OrbitTravel executed a content distribution agreement with AsiaGateway.com, Ltd. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of February 16, 2000, since we have not issued such shares, either party may terminate this agreement.

  We currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis. We cannot assure you that we will be successful in obtaining such approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a table setting forth our expected capitalization assuming all of the transactions and issuances described in this Annual Report are consummated and we effect a reverse stock split on an up to 20-for-1 basis.

Our History

  Golf Course Ownership, Design, and Management. By mid-1997, we owned four golf courses and managed more than 20 others. Through April 1998, we were engaged in acquiring, designing, developing, constructing, owning, operating and managing private, semi-private and public golf courses in the United States.

  World Golf Village. We were also focused on business opportunities in the World Golf Village resort, a destination golf resort located near Jacksonville, Florida. We anticipated becoming actively involved in the development of various amenities, including a restaurant, spa, rental properties, and a laundry facility, at the World Golf Village. We acquired one parcel of land in the World Golf Village and various license agreements at the World Golf Village in December 1996 and a second parcel of land in January 1998. We developed a unique platform for sales of consumer products, called Interactive Information Technology and Entertainment (IIT&E), via the virtual golf pro shop, a product and service based portal with direct access to the Intranet at World Golf Village and the Internet.

  Refocusing on Golf Related Products and Services. Due to labor and capital intensive programs associated with golf courses and the poor operating results of our golf course ownership, design, and management activities, we decided to refocus our business strategy. We elected to continue our efforts in the World Golf Village. Instead of focusing on the ownership, design and management of golf courses, we decided to focus on developing, licensing and marketing golf-related products and services. In July 1997, we sold the division responsible for managing the third party-owned golf courses. In August 1997, we sold our golf course design subsidiary. From November 1997 through April 1998, we sold the golf courses we owned.

  To implement that new strategic focus, we acquired the following golf-related products companies in April 1998:

  . Divot Golf Corporation, a designer and supplier of golf accessories, Divot Development Corporation and Divot Corporation. Our acquisition of Divot Golf Corporation gave us a patent on a uniquely- designed golf ball, and a patented divot repair tool that contains a built-in ball marker and club head face cleaner. In addition, we acquired the assets of Divot Spa WGV, Inc.

  . Miller Golf, Inc., a supplier of golf accessory products. Miller Golf offered a wide range of logoed golf products, including bag tags, tees, ball markers, divot tools, score cards, towels, rainwear, umbrellas, hats, head covers, tournament prizes and awards.

  . Talisman Tools Incorporated, a manufacturer of greens repair tools. Talisman produced an upscale, divot repair tool.

  Citizens Bank Loan. We acquired Miller subject to a line of credit with Citizens Bank of Massachusetts. The credit agreement from Citizens Bank to Miller was entered into immediately prior to our closing the purchase of Miller and provided for a $2 million line of credit, of which approximately $0.8 million was outstanding at the time we acquired Miller. This new credit facility was secured by Miller's assets and included a covenant prohibiting Miller from paying more than $100,000 in dividends or intercompany advances to us (as Miller's parent company) without Citizen Bank's consent.

  In late 1998, we were contemplating another acquisition. Citizens Bank was planning on providing financing for that acquisition and was planning on being a minority equity holder in that to-be-acquired company. In September, Citizens Bank orally agreed to advance $500,000 directly to us (Miller's parent company) against the Miller line of credit to help finance the final payment due on a promissory note held by the sellers of Miller. Subsequently, the parties terminated the acquisition discussions. Citizens Bank then sent a notice of default citing a breach of the covenant prohibiting an advance from Miller to us in excess of $100,000 without the bank's permission. At that time, including the $500,000 advance, only $1.3 million was outstanding on the Miller line of credit. However, as a result of the purported default, Citizens Bank refused to advance Divot or Miller any further funds under our line of credit.

  By February 1999, we were substantially out of cash and unable to take any legal action with respect to the purported default. We therefore negotiated a forbearance agreement whereby Citizens Bank agreed to refrain from foreclosing on Miller's assets if the loan was repaid by May 25, 1999. As part of that forbearance agreement, Miller reaffirmed its grant of a security interest in its assets, and we (the parent company) pledged our stock of Miller to the bank as security for the loan.

  Foreclosure and Write-off of Assets. We were unable to repay or refinance the loan. We negotiated a sale of the assets of Miller. However, Citizens Bank failed to accept the sale of its note to the new purchaser. In June 1999, after Citizens Bank sold the note to other third parties, such third parties foreclosed on our interest in Miller. Since the purported event of default and notice of default were in 1998, we wrote off the Miller assets as of December 31, 1998.

  After we acquired Talisman Tools Incorporated, a third party threatened to sue us for patent infringement if we sold products based on the design of the repair tool acquired in the Talisman transaction. We subsequently refused to make the final payments due to the parties from whom we purchased Talisman. Although this third party has since stopped threatening to sue us for patent infringement, the former Talisman shareholders then sued us for failing to pay them the consideration still due under the acquisition agreement. The molds that we acquired from Talisman Tools were ultimately seized as part of the Miller asset foreclosure. We have written off the investment in Talisman as of December 31, 1998. We have engaged local counsel to vigorously defend this claim and to seek to rescind the original acquisition agreement and recover amounts we paid on the closing date.

  Certain Additional History. In or around January 1998, we determined that Internet technology strategies developed under our IIT&E platform could increase our growth and utilize licenses we had at the World Golf Village. IIT&E incorporated golf and spa destination travel packages and consumer products; products and services to be offered ranged from logo premiums, travel packages for golf, spa, fishing and residence club share offered via the Internet, the Intranet at the World Golf Village and a web based portal, www.divot.com, our virtual golf pro shop.

  We developed www.divot.com, the virtual golf pro shop, in association with Hitachi PC and other strategic partners. The www.divot.com website was under development to enable IIT&E to sell golf, spa and travel related products and services, since we owned the parcels and the World Golf Village, along with world class amenities, and anticipated the purchase of Miller Golf Inc. from which the logo products would be delivered in a business-to-business e-commerce platform. In mid-1998, we acquired the exclusive rights to golf-related content on the www.freeride.com Internet community. We also retained the services of Internet service provider Rare Medium to assist in the development of our website and to serve as host of www.divot.com.

  Through a press release, we announced that we would launch live at the golf PGA Show held in January 1999 in Orlando, Florida. We had successfully initiated a soft launch of the website at the PGA Show held in Las Vegas, Nevada in August 1998.

  At our board of directors meeting in November 1998, Mr. Cellura presented concerns regarding soft sales and potential problems in the golf industry and slower absorption of developed amenities at the World Golf Village. Mr. Cellura addressed our high cost of ownership of factories and land and the absence of available capital to fund our operations. There was a proposal to refocus on IIT&E Internet strategies, close our headquarters in Tampa, Florida, and move to New York City where we had relationships with various Internet companies interested in www.divot.com.

  In June 1999, Mr. Cellura, reassumed the position of our CEO. Upon Mr. Cellura's reassuming his position as CEO, funding commitments were established to take us forward, providing for the deployment of IIT&E Internet strategies.

Our New Strategy

  We have ceased our operations as a golf related products and services company and are repositioning ourselves as a value-added services provider specializing in business to business e-commerce applications and providing distribution services and on-line marketing solutions to the travel industry worldwide. Through our wholly owned subsidiary, "OrbitTravel.com," we are an independent travel distribution and e-commerce company that specializes in assisting travel suppliers and tourism destinations to promote, distribute and sell their products electronically to travel buyers worldwide, via the Internet, airline Global Distribution Systems ("GDSs"), America Online, Private Intranets and other electronic distribution networks.

  You should carefully review our "Risk Factors" beginning on page 11.

Marketing

  Our target customers are travel suppliers, which include independent hotels, leisure resorts, cruise lines, tour operators, destination marketing organizations, entertainment venues, and tourism attractions worldwide. Our goal is to create an on-line travel marketplace or "Travel Exchange" that allows travel suppliers to post on-line displays of product and service offerings to a global travel purchasing audience consisting of travel agents and travel planning consumers.

  We believe that our existing technology and global distribution network allow travel suppliers to cost-effectively reach a much broader, global market than would otherwise be available to them. The primary products and services that we provide are based on the distribution network and technology behind our branded on-line distribution channel TravelFile, an on-line leisure travel information and reservation service. On January 27, 2000, we acquired the intellectual property assets related to the TravelFile website previously owned by Orbit Network from Mark Savoretti, a creditor of Orbit Network who acquired the assets in a judicial foreclosure proceeding, for $60,000 in cash, a note payable in the amount of $540,000 and the issuance of 3.0 million shares of our common stock.

  We believe that we have strong relationships in place and provide a range of services to a number of leading travel industry trade and professional groups including the Caribbean Tourism Organization, the Caribbean Coalition for Tourism, Advanstar Publishing (publishers of Travel Agent Magazine and the Premier Hotel & Resort Guides) and the American Society of Travel Agents.

  We charge travel suppliers for access to our global distribution system and for promotional and advertising opportunities that are available throughout the service. We also charge travel suppliers transaction fees for referrals and booking transactions using our e-commerce systems and for production services associated with creating and maintaining client's on-line sales and marketing systems.

  Our marketing plan is to focus initially on establishing long-term strategic relationships with key travel industry participants that provide access to large groups of customers, large inventories of bookable travel products and services, and valuable endorsements to our targeted market segments. We believe that these relationships will provide us with the core content required to build and grow the user community and to drive e-commerce to participating travel suppliers.

Products and Services

  TravelFile, which we acquired on January 27, 2000, is an on-line leisure travel destination information and reservation service which allows travel suppliers to continually post and manage product and service offerings to a global travel purchasing audience through the GDS and ancillary contracts that we license from Orbit Network. TravelFile is a content provider for the AOL Travel Channel.

  In addition, we currently offer the following other products and services through our right to use Orbit Network's GDS and ancillary contracts:

  Caribbean Vacation Planner Online. Carribean Vacation Planner Online is an on-line sales and marketing service for travel suppliers and destinations of the Caribbean region. This service is produced in cooperation with the Ministers of Tourism for each of the countries of the Caribbean region, under the auspices of their official tourism promotion association, the Caribbean Tourism Organization.

  Bonveno. We have entered into a joint venture with Web Travel Systems, a wholly owned subsidiary of British Airways, pursuant to which we expect to jointly create a European-based full service on-line travel supplier branded "Bonveno." Bonveno expects to develop and provide access for us to the European on-line travel market by incorporating our technology to deliver worldwide destination information and provide the ability for travel suppliers to promote their products and services and directly accept and process on-line bookings.

  WilhelminaTravelFile.com: Through our subsidiary, OrbitTravel.com, Inc., we have arranged to acquire all the issued and outstanding stock of WilhelminaTravelFile.com, Inc. a wholly owned subsidiary of Wilhelmina Artist Management, LLC, which has granted WilhelminaTravelFile.com an exclusive license to showcase Wilhelmina-provided content through an Internet Website dedicated to travel information and services, which we anticipate will be marketed in part by professional models and celebrity talent.

  AsiaGateway.com: Our subsidiary, OrbitTravel.com, Inc., has entered into a content distribution agreement with AsiaGateway.com, Ltd., which provides for the integration of Asia-related Internet content produced and compiled by AsiaGateway.com into our online travel services, which in turn will be prominently featured in Asiagateway.com.

  Laspata/Decaro Studios: Our subsidiary, OrbitTravel.com, Inc., has entered into a Consulting Services and Joint Content Agreement with Laspata/Decaro Studio Corporation, which calls for the provision of media consulting services regarding brand building and promotion, and also calls for the contribution by Laspata/Decaro of their library of destination images, photography and other content for use within the TravelFile service, along with the creation of new video, multi-media, and rich-media content for our online services.

  TripRequest.com. TripRequest.com is an on-line service that allows Internet users to place an order for travel by completing an on-line "trip request" order form. Trip requests are then posted to the TravelFile server, pursuant to which participating travel suppliers and travel agents that pay us a subscriber fee can access, bid on, and respond to the trip requests posted.

  Custom Branded On-line Travel Products and Services. We provide travel content and services that can be "private labeled" for distribution and integration into a wide variety of other on-line services and e-commerce applications.

  Consulting/Production Services. Our consulting and production services focus on travel automation, data processing, e-commerce, and Internet applications. We operate as an application service provider to the travel industry.

  Other Services. As part of our evolution from a golf company to an Internet travel business, we are developing www.divot.com, which we expect to be a portal for the sale of golf, spa and travel-related products and services. In addition, we own the exclusive right to provide and manage golf-related content on the www.freeride.com Internet community. We have been exploring the development of these golf-related services since 1998 as an ancillary part of our golf business.

Competition

  Online travel is still at a very early stage of growth and there is no single dominant company or business model that has yet emerged as dominant in the marketplace. We compete with the following:

  . Direct competitors such as Vacations.com (formerly TravelOn), VacationSpot.com, Destinations.com, WorldRes, Online Vacation Mall, Mark Travel Corporation, Atlas Travel Technologies and Preview Travel;

  . The major on-line travel sites such as Travelocity, Expedia, and Preview;

  .  The major Internet "portals" such as Yahoo, Excite, Lycos, etc.;

  . Secondary on-line travel sites such as Trip.com, OneTravel, TravelScape, BizTravel.com, Travelbyus.com, GetThere.com, CheapFares.com,
     TravelNavigator.com, ByeByeNow.com and VacationSpot.com;

  . Travel agency driven distribution systems such as Vacations.com, Uniglobe.com, Carlson Wagonlits, PositiveSpace.com, The Travel Company, Global Vacation Group, Rosenbluth Travel and Liberty/Go Go Travel;

  . Niche players in specific areas of interest such as ski, golf, spa, lifestyle or other areas of interest such as TravelWeb, WorldRes, Ski Travel Online.com, Golf Travel Online.com and Great Outdoors.com; and

  .  Global Distribution Systems (GDSs) such as SABRE, Galileo and Preview.

Technology

  Our TravelFile data is stored in a proprietary data management system of inter-related index files and memory resident indices. The data management system operates on Compaq Digital Alphaserver machines which are powered by the Digital Alpha AXP processor and a Hitachi 8 Way Server. We also maintain multiple 56Kb digital links to provide connectivity to the GDS vendors and T1 digital links to America Online and the World Wide Web.

  Currently, we support systems that operate 24 hours-a-day within a central computer system located at our leased facility in Whitefish, Montana. The systems incorporate the following elements:

  Hardware/Network:

  . Compaq Digital Alpha Server Host Platform (similar to those used by Amazon.com and Yahoo.com.), Hitachi 8 Way Server.

  .  Fully RAIDed drive sets for added reliability and performance.

  .  Redundant power supplies.

  .  Load balanced servers.

  .  Full UPS support.

  .  100Base-T and 10Base-T Ethernet.

  . T1 connection to the Internet and AOL and four dedicated 56k connections to GDS distribution partners.

  .  Year 2000 compliance.

  Software:

  .  NT, Unix, and Open VMS operating systems.

  .  Custom code ANSI C compliant.

  .  Year 2000 compliance.

  .  C++, Java program foundation

Employees

  At February 16, 2000, we have 35 full-time employees. None of our employees belong to any unions, and we believe we have good relations with our employees.

Risk Factors

  Investing in our securities involves a high degree of risk. You should carefully consider the following factors and other information in this Annual Report on Form 10-KSB, including our consolidated financial statements and the related notes, before making a decision to invest in our securities. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our current or future business.

 We have not filed any periodic reports required under the federal securities laws since the third quarter of 1998.

  We have not filed any periodic reports that we were required to file under the federal securities laws since the third quarter of 1998. We cannot assure you that claims asserting violations of federal securities laws will not be asserted even if we file with the SEC these required reports. In addition, the SEC may impose fines, penalties or assessments against us. We may not have sufficient funds to pay such fines, penalties or assessments against us. We may not have sufficient funds to pay such fines, penalties or assessments or to defend claims against us by third parties.

 We have a history of losses and therefore cannot assure you that we will be profitable.

  We have recently experienced operating and net losses. We lost approximately $16.0 million in 1998 and approximately $7.7 million in 1999. In the future, we may not be able to generate sufficient revenue from operations to pay all of our operating or other expenses. If we fail to generate sufficient cash from our operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock to meet our cash needs. Even if we can complete such financing transactions, they may not be on terms favorable to us. If we cannot raise sufficient capital to fund our operations, we may not be able to continue our business and the value of our securities could decline or even become worthless. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete description of our historical results of operations and liquidity and capital needs.

 If we fail to attract and retain qualified employees, our revenues could decrease.

  Our future success depends in large part upon our ability to attract, train and retain additional highly skilled executive-level management and creative technical, consulting, marketing and sales personnel. The competition in the Internet business for such personnel is intense, and we cannot be sure that we will be successful in attracting, training and retaining such personnel. If we fail to attract and retain qualified employees, our revenues could decrease.

 Potential fluctuations in quarterly results make financial forecasting difficult and could affect our common stock price.

  As a result of our limited operating history in the Internet business and the emerging nature of our markets, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. Also, it is difficult to forecast quarterly results due to the difficulty in predicting the amount and timing of client expenditures, acquisitions and employee utilization. Quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of management's control. You should not rely on the results of any one quarter as an indication of future performance.

 Our business depends on our network infrastructure, including our ability to obtain sufficient network capacity.

  The success of our business depends on the capacity, reliability and security of our network infrastructure. We may need to use substantial financial, operational and management resources to expand and adapt our network infrastructure. We may not be able to expand or adapt our network infrastructure to meet additional demand on a timely basis and at a commercially reasonable cost, or at all.

 Our lack of an operating history in the Internet travel business makes it difficult for you to evaluate our business.

  Prior to November 1, 1999, we were a manufacturer and seller of golf accessories. We have only been in the Internet business and the travel business since November 1, 1999. Our business and prospects must therefore be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks are further amplified by the fact that we are operating in the new and rapidly evolving Internet services market. You should be aware that:

  .  our business model and strategy is new and evolving; and

  . we may not be able to successfully implement our business models and strategies.

  We cannot assure you that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

 We may incur significant losses and generate negative operating cash flow in the future.

  We may incur significant losses and generate negative operating cash flow. We will use significant amounts of cash as we continue to enhance our product and service offerings. The extent to which we experience negative cash flow will depend upon a number of factors, including the following:

  .  the number and size of future acquisitions and investments, if any;

  . the expense and time required to integrate prior and future acquired assets;

  .  the time and effort required to capture integrated marketing synergies;

  .  our ability to generate increased revenues and cash flow; and

  .  potential regulatory developments that may apply to our operations.

 We may be unable to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive position in the industry.

  We have entered into an agreement to acquire AnimInet's 3D animation asset and acquire the stock of Wilhelmina TravelFile.com and have an option to purchase Orbit Network's GDS and ancillary contracts and related furniture and equipment. Acquiring these assets are important to our business strategy. In addition, we are required to repay a $540,000 note due to Mark Savoretti for our acquisition of the TravelFile intellectual property assets. If we cannot successfully complete the acquisitions of these assets, we may not be successful in repositioning our company as an Internet service company. We currently do not have a sufficient number of authorized but unissued shares of common stock available for issuance under our charter to consummate these acquisitions. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we will be successful in obtaining such approval so that we would be able to consummate these acquisitions.

  Our business strategy includes acquiring and growing other assets that fit within our operating model. We may not be able to complete or identify future acquisitions or realize the anticipated results of future acquisitions. Some of the risks that we may encounter in implementing our acquisition growth strategy include:

  . expenses and difficulties in identifying potential targets and the costs associated with acquisitions that we fail to consummate;

  . expenses, delays and difficulties of integrating acquired assets into our existing organization;

  .  diversion of management's attention;

  .  impact on our financial condition due to the timing of the acquisition;
     and

  . expenses of any undisclosed or potential legal liabilities of any acquired company.

  Additionally, in pursuing acquisition opportunities, we may compete with other companies with similar growth strategies, some of which may be larger than us and that have greater financial and other resources. Some of these competitors may have equity securities that trade in more liquid markets or at higher per share prices and therefore may be able to use equity consideration more readily than we could. Competition for acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition.

 A failure to successfully integrate the assets that we have acquired or expect to acquire could result in increased operating costs and lost revenues.

  Our success depends in large part on our ability to integrate the operations and management of the independent Internet operations and assets that we have acquired or expect to acquire in the future. If we fail to integrate acquisitions successfully, we could suffer increased operating costs and lost revenues. We will have to expend substantial managerial, operating, financial and other resources to integrate these businesses and implement our business model. In particular, to integrate newly acquired Internet assets successfully, we must:

  .  install and standardize adequate operational control systems;

  . employ qualified personnel to provide technical and marketing support in new as well as existing locations;

  .  eliminate redundancies in overlapping systems and personnel;

  . obtain sufficient working capital to integrate newly acquired assets, including hardware and software platforms;

  . incorporate acquired technology and products into our existing service offerings;

  .  implement and maintain uniform standards, procedures and policies;

  .  standardize marketing and sales efforts under common brand names; and

  .  expand our managerial, operational, technical and financial resources.

  The process of consolidating and integrating acquired operations and assets takes a significant period of time, places a significant strain on resources and could prove to be even more expensive and time-consuming than we predict. We may increase expenditures in order to accelerate the integration and consolidation process with the goal of achieving longer-term revenue increases and improved profitability. We cannot assure you that our projected long-term revenue increases and improved profitability can or will be realized. We also cannot assure you that our resources will be sufficient to manage the growth in our business or that we will be successful in implementing our expansion program in whole or in part. In addition, we cannot assure you that we will be able to integrate additional employees into our organization or to manage combined operations effectively.

 Our growth may strain our resources, which could adversely affect our business performance.

  Our growth may strain our managerial and operational resources. A key part of our strategy is to grow, primarily by acquiring other companies and assets. We cannot assure you that our executive officers will be able to manage our growth effectively. To manage future growth, our management must establish effective operational and financial systems, procedures and controls and expand, train, retain and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion could be halted, and we could lose opportunities to increase our revenues. Any inability to manage growth effectively could adversely affect our business performance.

  We may not be able to generate sufficient cash flow from operations to finance our future acquisition strategy. We may seek to raise additional funds through public or private financing, strategic relationships or other arrangements. Such additional funding may not be available on terms acceptable to us, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of our common stock. Any debt financing might involve restrictive covenants that would limit our operating flexibility. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures.

 Your securities could experience wide fluctuations in trading price and volume.

  Publications indicate that the stock of Internet companies often trade at overly inflated prices. If investor interest in these stocks declines, the price for our common stock could drop suddenly and significantly, even if our operating results are positive. In addition, the trading volume of Internet-related stocks is often volatile. If the trading volume of our common stock experiences significant changes, the price of our common stock could be adversely affected.

  Wide fluctuations in the trading price or volume of our common stock could also be caused by:

  .  actual or anticipated variations in our results of operations;

  .  announcements of technological innovations;

  .  new services introduced by us or our competitors;

  .  changes in clients' purchasing habits;

  .  changes in financial estimates by financial analysts; and

  .  conditions and trends in the Internet industry.

 Difficulties with regard to the delivery of application software products via the Internet could adversely affect our ability to grow our business.

  We believe that our business could suffer if problems arise in the delivery of application software products via the Internet. Recent innovations have led to an increasing market for the delivery of widely used application software products over the Internet. We expect to offer services related to this new market. However, the market for delivery of application software products is relatively new and uncertain. We may not be able to generate revenues related to this market if it cannot develop or acquire effective technology to deliver and host products demanded by our clients. In addition, existing capabilities and bandwidth across the industry may not be sufficient to handle the increasing demand for application software products. Finally, we cannot assure you that we will be able to attract application providers to our services.

 We have anti-takeover provisions in our charter documents that could prevent or delay a change in control or adversely affect the market price of our common stock.

  Our charter gives our board of directors the authority to issue up to one million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the preferred stock could be issued with other rights, including economic rights, senior to our common stock, and, therefore, issuance of the preferred stock could have an adverse effect on the market price of our common stock. We do not have any present plans to issue preferred stock.

  In addition, our bylaws provide for staggering our board of directors into three classes of directors. Generally, stockholders elect each director class for a three-year term. The staggered directors' terms may affect the ability of our stockholders to change control of us even if such a change in control would be in your best interest. However, since all of our directors have been appointed since the last annual meeting of stockholders, the terms of all of our current directors expire at the next meeting of stockholders.

  Some provisions of Delaware law could make it more difficult for a third party to acquire us or hinder a change in management even if doing so would be beneficial to our shareholders. In addition, we may in the future adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by our shareholders.

 We compete in a new and highly competitive market that has low barriers to entry.

  We compete in the relatively new and intensely competitive Internet business. We expect competition to intensify as the market evolves. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public resources. There are relatively few barriers preventing competitors from entering the Internet business. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the information technology services market. Existing or future competitors may develop or offer services that are comparable or superior at a lower price, which could significantly reduce our revenues.

 Our business depends on continued growth in the use of the Internet and the use of Internet related travel products.

  Our future success is substantially dependent upon continued growth in the use of the Internet because both companies primarily use Internet-based technology to create solutions. To the extent that businesses do not consider the Internet a viable commercial medium, our client base may not grow. For companies that have historically relied upon alternative means of commerce and communications, adoption of the Internet as a tool requires the understanding and acceptance of a new way of doing business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be reluctant or slow to adopt a new, Internet-based strategy that may make their existing personnel and infrastructure obsolete.

  In addition, our business may be indirectly impacted if the number of users on the Internet does not increase or if commerce over the Internet does not become more accepted and widespread. The use and acceptance of the Internet may not increase for a number of reasons, including:

  . actual or perceived lack of security of information, such as credit card numbers;

  .  high cost or lack of availability of access;

  .  congestion of traffic or other usage delays on the Internet;

  . inconsistent quality of service or the lack of availability of cost-effective, high-speed service;

  .  governmental regulation;

  .  uncertainty regarding intellectual property ownership; and

  .  lack of high-speed modems and other communications equipment.

  Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience shutdowns, delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, we could suffer a significant loss of revenues.

 We need to keep pace with changing communications technologies in order to compete effectively in the Internet services market.

  Our success depends on our ability to keep pace with the rapid changes occurring in communications technologies and the new and improved devices and services that result from these changes. Any inability to respond quickly and cost-effectively to changing communications technologies and devices could make existing and planned future service offerings non-competitive and may cause us to lose significant revenues. For example, if the Internet is rendered obsolete or less important by faster, more efficient technologies, we must be prepared to offer non-Internet-based solutions or risk losing current and potential clients.

 Government regulation and legal uncertainties could add additional costs to doing business on the Internet, which could adversely affect our business.

  There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues relevant to the Internet business, including user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the FCC to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Also, the European Union is currently considering the adoption of new laws and regulations that could restrict widespread use of the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy issues apply to the Internet. Any new laws or regulations relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business.

  After Orbit Network publicly issued a press release stating that we had announced that we had signed a definitive merger agreement to acquire Orbit Network, we subsequently canceled the previously announced agreement and modified the structure of the intended transaction with Orbit Network.

  On October 5, 1999, Orbit Network publicly issued a press release stating that we had announced that we had signed a definitive merger agreement to acquire Orbit Network in a stock for stock exchange. Upon completion of our due diligence review of Orbit Network, we and Orbit Network mutually agreed to cancel this previously announced agreement. Subsequently, we entered into a right to use agreement with Orbit Network as of November 1, 1999 pursuant to which we currently have a right to use Orbit Network's GDS and ancillary contracts and related furniture and equipment and have an option to purchase such contracts. In addition, we acquired the intellectual property assets related to Orbit Network's TravelFile website from Mark Savoretti, a creditor of Orbit Network who had acquired such intellectual property assets through a judicial foreclosure proceeding on January 13, 2000.

 Future issuances and sales into the market of up to an additional 166.5 million shares of our common stock will dilute our current stockholders and may depress the market price of our common stock.

  As of February 16, 2000, we had approximately 13.8 million shares of our common stock outstanding. In addition, we have agreed to issue an additional
113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares have been issued or will be issued to settle various disputes. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated public and private offerings.

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible notes, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued since its inception on October 6, 1999. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. We currently expect to issue these shares on, or within 10 business days after, the date we have filed this Annual Report on Form 10-KSB.

  The issuance of all of these shares of common stock, particularly the shares that we have agreed to issue for no cash consideration, will result in immediate and severe dilution in net tangible book value to our current stockholders. Since we currently have a shareholders' deficit, we are unable to calculate the dilution in net tangible book value to our current stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  In addition, when we issue these shares of common stock, the market price of our common stock could fall. These issuances also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

  All of the shares that are issued in exchange for outstanding convertible preferred stock and convertible notes are restricted but may be eligible for resale if the holders comply with Rule 144 of the Securities Act. We believe that all or substantially all of the holders of our convertible preferred stock and convertible debt securities have held such securities in excess of one year. Therefore, upon issuance of the common stock, such holders may be deemed to have complied with Rule 144(d) of the Securities Act since their holding period for the common stock may "tack" with their holding period for the convertible security as permitted by Rule 144(d)(ii) of the Securities Act. Persons who have held these securities for more than two years will be able to resell their shares under Rule 144(k) of the Securities Act.

 Since up to 27.4% of our common stock is or will be concentrated in the hands of our executive officers and directors, these persons may be able to directly control our future.

  Upon our issuance of an additional 166.5 million shares of common stock, our Board of Directors and executive officers will collectively own up to 27.4% of our common stock, assuming none of the acquisitions that we describe in this Annual Report are consummated. Joseph R. Cellura, our chief executive officer, will individually own approximately 15.2% of our common stock, assuming none of the acquisitions that we describe in this Annual Report are consummated. As a result, Mr. Cellura and our other executive officers may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may have the effect of delaying or preventing a change in control of us.

 We may not be able to satisfy our obligations under various settlement agreements.

  During 1998 and 1999, we agreed to settle various disputes with executive officers, stockholders and third parties. See "Legal Proceedings." As part of the settlement of some these disputes, we entered into settlement agreements pursuant to which we must make substantial cash payments in the near future totalling $636,000. We may in the future be required to pay additional amounts in settlement or satisfaction of other pending litigations. We do not currently have sufficient cash on hand to satisfy these obligations. We cannot assure you that we will be able to raise sufficient capital on acceptable terms or at all to satisfy such obligations. If we are unable to fully perform under our settlement agreements, the counterparties may seek court action to enforce the terms of such agreements.

 Significant fluctuation in the market price of our common stock could result in securities class action claims against us.

  Significant price and value fluctuations have occurred with respect to our common stock over the past year and often occurs with respect to the securities of Internet-related companies. Our common stock price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company's securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management's attention and resources.

 We could be subject to successor liability with regard to liabilities of Orbit Network.

  We have acquired from Mark Savoretti, a creditor of Orbit Network, the intellectual property assets relating to the TravelFile website formerly owned by Orbit Network. Mr. Savoretti acquired these assets from Orbit Network in a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. In addition, we have an option to acquire Orbit Network's GDS and ancillary contracts and related furniture and equipment as part of the right to use agreement that we entered into with Orbit Network as of November 1, 1999. We also have entered into a non-binding letter of intent with AnimInet to acquire AnimInet's 3D animation asset. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network to individually acquire all of AnimInet's common stock. We cannot assure you that we will not succeed to any of the liabilities of Orbit Network.

 The employment contracts with our executive officers could have the effect of precluding or otherwise delaying a change in control of us that could be beneficial to our stockholders.

  The employment contracts with our executive officers provide for the payment of significant severance payments in the event these officers are terminated. For example, Mr. Cellura's employment agreement, which expires on June 24, 2006, would require us to pay him upon termination an aggregate severance amount of up to $2.15 million plus the remaining base salary amounts due to him under the agreement if we terminate him without cause. Even if we are successful in terminating Mr. Cellura's employment with cause, we would be required to pay him $900,000. This could have the effect of precluding or otherwise delaying a change of control of us that would otherwise be in the best interest of our stockholders. See "Executive Compensation--Employment Contracts."

ITEM 2. DESCRIPTION OF PROPERTY

  Our principal business office is located at 927 Lincoln Road, Suite 200, Miami Beach, FL 33139. Our phone number is (305) 538-2727. We occupy 800 square feet at this location at a fixed cost of $100 per month on a triple net basis.

  We lease additional space at One Union Square South 10-J, New York, NY 10003. Effective August 1, 1999, we took occupancy of less than 1,000 square feet of newly leased office space at the above address. Additionally, on December 17, 1999, we took occupancy of less than 1,000 square feet of additional space at the same building location. One-year leases ending July 31, 2000 and December 31, 2000 provide for rent on a monthly basis of $5,495, and $3,425, respectively.

  On December 1, 1999, we leased 6,000 square feet at 100 Second Street East in Whitefish, Montana for a term of six months. This lease provides for monthly rental of $7,500 during the first six months. The intellectual property assets relating to TravelFile are located at our facility in Whitefish.

ITEM 3. LEGAL PROCEEDINGS

  In connection with our February 21, 1996 Agreement in Principle with our three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of our four previously owned golf courses. However, our efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against us claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, Florida, the court issued a preliminary injunction which required us to transfer to EPI Pension Fund 45% of the outstanding equity in our GLV and GMW subsidiaries whereby we retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. We filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County, Florida. The District Court denied this appeal on February 11, 1997. We entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which purported to resolve all outstanding issues between us and the EPI Pension Fund. We failed to perform all of our obligations under the settlement agreement. On February 10, 1998, the Circuit Court entered an order directing us to perform fully all of our obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, we offered partial performance under the settlement agreement which was t}22ent which was taken under advisement by the Circuit Court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future.

  We submitted a proposed settlement to the EPI Pension Fund, with a $3,000 good faith deposit. The terms of the proposed settlement include a down payment to be made within 30 days of executing the settlement documents with a balloon payment to be delivered at the end of one year. The deferred payment will be non-interest bearing. We have requested that we be permitted to prepay the settled amount at a discount. We do not know if the settlement will be secured. A penalty will be imposed upon default on the proposed settlement in addition to EPI Pension Fund's rights to enforce the original judgment of $152,000. We cannot assure you that the proposed settlement will be accepted by the EPI Pension Fund or that the terms will be substantially similar to those disclosed above.

  On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, we and Mr. Hochstein executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we had already issued 400,000 shares) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and have agreed to pay the additional $50,000 by June 16, 2000. If we fail to pay the $50,000 when due or the remaining 450,000 shares of our common stock are not freely tradeable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase 400,000 shares of our common stock for a minimum of 30 cents per share.

  In January and May of 1999, a group of our former stockholders and employees and stockholders and employees of various companies that we acquired in April 1998, which formerly were controlled by Mr. Cellura, our chief executive officer, filed three lawsuits in the United States District Court for the Southern District of New York against us, these various acquired corporations, Mr. Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2) the issuance of 7.65 million shares of our common stock; and
(3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February 29, 2000. As of February 16, 2000, we have not repaid any amounts due under the $225,000 note payable. This note payable currently matures on March 31, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that the plaintiffs will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any additional actions in connection with these lawsuits.

  In June 1999, Joseph R. Cellura, our chief executive officer, threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in the defense of the lawsuits we refer to in the previous paragraph; (2) Mr. Cellura suffered real and substantial damage to his personal character as a result of the filing of these lawsuits;
(3) we failed to issue to Mr. Cellura and other stockholders in various companies controlled by him an aggregate of 20.0 million shares of our common stock and 5.0 million options to purchase shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998); and (4) we failed to indemnify Mr. Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of $250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of February 16, 2000, we have repaid $64,000 due under the $250,000 note payable. This note payable currently matures on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

  After we acquired Talisman Tools, a third party threatened to sue us for patent infringement if we sold products based on the design of the repair tool that we acquired in the Talisman acquisition. We subsequently refused to repay the remaining $90,000 that we owed as part of the acquisition agreement. Although this third party has since stopped threatening to sue us for patent infringement, the former Talisman shareholders then sued us for failing to repay these amounts. The molds that we acquired from Talisman were ultimately seized as part of the Miller asset foreclosure. We have written off the investment in Talisman as of December 31, 1998. We have engaged local counsel to vigorously defend this claim and to seek to rescind the original acquisition agreement and recover amounts we paid on the closing date. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

  Kirk Scoggins, a holder of our convertible preferred stock, paid $97,915 on our behalf during 1998 to satisfy some of our payroll obligations to employees. In full satisfaction of the amounts we owe to Mr. Scoggins and other litigation threatened by Mr. Scoggins, we entered into a settlement agreement with Mr. Scoggins as of January 31, 2000 pursuant to which we have agreed to issue to Mr. Scoggins approximately 4.5 million shares of our common stock and deliver to Mr. Scoggins specific items of personal property owned by us and by Mr. Cellura.

  Clifford F. Bagnall, one of our former directors and a current executive officer, had threatened to file a lawsuit against us alleging that we owe Mr. Bagnall amounts due under his employment contract in force while he was an executive officer and that (1) Mr. Bagnall suffered substantial monetary loss in the defense of the May 1999 lawsuits by the former stockholders of various companies formerly controlled by Mr. Cellura; (2) Mr. Bagnall suffered real and substantial damage to his personal character as a result of the filing of the lawsuits; and (3) we failed to indemnify Mr. Bagnall as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. As of February 16, 2000, we have not repaid any amounts due under the $100,000 note payable. This note payable currently matures on May 15, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

  Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. As of February 16, 2000, we have not repaid any amounts due under the $75,000 note payable. This note payable currently matures on June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters have been submitted to a vote of the security holders since June 1998. We currently expect our board of directors to establish a March 1, 2000 record date for the purpose of determining which of our stockholders may sign a non-unanimous written consent action in lieu of a meeting approving the following matters:

  .  a proposal to change our name to OrbitTravel.com Corporation;

  . a proposal to ratify the appointment of Ernst & Young LLP as independent auditors for 1999;

  . proposals to ratify the employment agreements of Messrs. Cellura, Noosinow and Dollinger; and

  .  proposals to ratify all settlement agreements.

  In addition, we currently expect to call a 1999 annual meeting of stockholders at which we expect our stockholders to vote on, among other things, the following matters:

  . the election of Joseph R. Cellura, David A. Noosinow, Douglas R. Dollinger, and two representatives of Teakwood Ventures as our directors;

  . a proposal to effect a reverse stock split of our common stock on an up to 20-for-1 basis;

  . a proposal to ratify the terms of our letter of intent to acquire the 3D animation asset from AnimInet; and

  . a proposal to ratify the terms of our right to use agreement with Orbit Network pursuant to which we have the right to use, and have an option to purchase, Orbit Network's GDS and ancillary contracts and related furniture and equipment.

  We cannot assure you that each of these matters will be submitted to our stockholders, whether at a meeting or by a written consent, or, if such proposals are submitted, that they will be approved.

                                    PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

  On February 16, 2000, we had approximately 180 stockholders of record of our common stock. We have not declared or paid any dividend on our common stock since our inception. We do not anticipate declaring or paying any dividends on our common stock for the foreseeable future.

  Prior to March 22, 1999, trading of our common stock had been quoted on the Nasdaq SmallCap Market. Our common stock was de-listed from the Nasdaq SmallCap Market as a result of our failure to meeting various listing requirements. The following table sets forth, the quarterly range of the high and low closing prices of the common stock as reported by the Nasdaq SmallCap Market from the beginning of 1998 until March 22, 1999:

                                                                  Closing Price
                                                                    Per Share
                                                                  -------------
   Period or Quarter                                               High   Low
   -----------------                                              -------------
   First Quarter 1998............................................ $ 9.38 $ 5.63
   Second Quarter 1998...........................................   6.56   1.84
   Third Quarter 1998............................................   2.94    .69
   Fourth Quarter 1998...........................................   1.06    .22
   January 1, 1999 through March 22, 1999........................    .50    .13

  A 1-for-15 reverse stock split was effectuated on June 16, 1998 to raise the per share price of our common stock and to increase the number of shares available for issuance. All dollar amounts in the above table have been revised to reflect the reverse stock split.

  Since our common stock was de-listed on March 22, 1999 from Nasdaq SmallCap Market, our common stock has been traded over-the-counter under the symbol "PUTT." The following table sets forth the quarterly high and low sales prices per share of our common stock reported on the over-the-counter market since March 23, 1999:

                                                                  Closing Price
                                                                    Per Share
                                                                  --------------
   Period or Quarter                                               High    Low
   -----------------                                              ------- ------
   March 23, 1999 through March 31, 1999.........................   $ .22   $.13
   Second Quarter 1999...........................................     .17    .09
   Third Quarter 1999............................................     .14    .09
   Fourth Quarter 1999...........................................     .45    .09
   January 1, 2000 through February 16, 2000.....................    1.13    .14

  On February 16, 2000, the last reported sales price of our common stock on the over-the-counter market was $.69 per share.

  On February 16, 2000, we had 5,685 shares of convertible preferred stock outstanding. This convertible preferred stock has a liquidation value of $1,000 per share. The holders of the convertible preferred stock are entitled to 18% cumulative dividends payable quarterly. Since the convertible preferred stock carries rights to cumulative 18% dividends, dividends that are not paid accrue. During 1999 and 1998, we accrued $1,000,000 and $730,000, respectively, in dividends payable. We would be required to pay these accrued dividends before any dividends are allowed to be paid on our common stock. Our charter allows the holders of the convertible preferred stock to convert their shares into shares of our common stock by dividing $1,000 per share of convertible preferred stock by the "conversion price." The "conversion price" is a formula based on the lesser of $10.50 or 75% of the average closing price during the 10 trading-day period prior to conversion.

  We have offered to issue approximately 52.7 million shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock. As of February 25, 2000, the holders of all of our convertible preferred stock have accepted this offer. We currently expect to issue these shares on, or within 10 business days after, the date we have filed this Annual Report on Form 10-KSB.

Sales of Unregistered Securities

  The following sets forth all of our sales of unregistered securities during 1998 and 1999:

                                                           Brief description of the purchaser
          Date                      Securities               and the consideration therefor
------------------------  ------------------------------- -------------------------------------
January 1, 1998               4,020 shares of preferred   Issuance of convertible preferred
 to June 30, 1998         stock                           stock

January 1, 1998--           457,402 shares of common      Issuance of common stock for
 December 31, 1998        stock                           conversions
                                                          of convertible debentures

January 1, 1998--            46,429 shares of common      Conversions of preferred stock
 December 31, 1998        stock

January 16, 1998             50,000 shares of common      Issuance of common stock for funding
                          stock                           related to acquisition of Parcel 11
                                                          at World Golf Village

February 19, 1998            94,304 shares of common      Issuance of common stock for exercise
                          stock                           of warrants under convertible
                                                          debentures.

April 3, 1998                53,333 shares of common      Issuance of common stock for
                          stock                           acquisition
                                                          of Miller Golf

April 20, 1998               10,000 shares of common      Issuance of common stock for
                          stock                           acquisition
                                                          of Talisman Tools

May 4, 1998                   1,933 shares of common      Issuance of stock for right of first
                          stock                           refusal
                                                          on possible land acquisition

July 14, 1998-- July 31,  $1.5 million of our notes       Issuance of notes under private
 1998                                                     placement

July 30, 1998               500,000 shares of common      Issuance of common stock under
                          stock                           private placement

October 30, 1998            354,463 shares of common      Issuance of common stock for
                          stock                           acquisition of possible joint venture

January 1, 1999--         1,293,601 shares of common      Conversions of preferred stock
 December 31, 1999        stock

February 11, 1999         400,000 shares of common stock  Issuance of common stock in settlement of litigation

August 24, 1999           7,650,000 shares of common      Issuance of common stock in
                          stock                           settlement of litigation

October 1, 1999--         $1.68 million of OrbitTravel    Issuance of notes under private
 December 31, 1999        convertible notes               placement

  We believe that we took reasonable steps to ensure that each of the offerees in these transactions were accredited investors under Rule 501 of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion and analysis in conjunction with the consolidated financial statements for 1997, 1998 and 1999 included in this Annual Report on Form 10-KSB and in our Annual Report on Form 10-KSB for the year ended December 31, 1997.

Overview and Background

  We were incorporated in Delaware on November 12, 1991 under the name "Longview Golf Corporation." We changed our name to "Brassie Golf Holdings, Ltd." on September 18, 1992, and then again, on March 29, 1993, to "Brassie Golf Corporation." On June 2, 1998, we changed our name to "Divot Golf Corporation."

  By mid 1997, we owned four golf courses and managed more than 20 others. Through April 1998, we were engaged in acquiring, designing, constructing, operating and managing private, semi-private and public golf courses in the United States. We were also focused on business opportunities in the World Golf Village resort. The World Golf Village is a destination golf resort located near Jacksonville, Florida.

  Due to labor and capital intensive programs associated with golf courses and the poor operating results of our golf course ownership, design, and management activities, we decided to refocus our business strategy. We elected to continue our efforts in the World Golf Village. But instead of focusing on the ownership, design, and management of golf courses, we decided to focus on developing, licensing, and marketing of golf-related products and services. In July 1997, we sold the division responsible for managing the third party-owned golf courses. In August 1997, we sold our golf course design subsidiary. From November 1997 through April 1998, we sold the golf courses we owned.

  To implement our new strategic focus, in April 1998 we acquired three golf-related products companies, Divot Golf Corporation, Miller Golf, Inc. and Talisman Tools Incorporated. After defaulting on a newly obtained line of credit with Citizens Bank in February 1999, third parties foreclosed on our Miller Golf assets after Citizens Bank sold the notes to such third parties. In addition, we wrote off the newly acquired Divot Golf and Talisman Tools assets as of December 31, 1998. As a result of our poor operating performance in the golf industry and perceived opportunities in the e-commerce industry, we have ceased our operations as a golf related products and services company and are repositioning ourselves as a value added services provider specializing in e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

Recent Developments

  Acquisition Activity. On October 5, 1999, Orbit Network publicly issued a press release stating that we had announced that we had signed a definitive merger agreement to acquire Orbit Network in a stock for stock exchange. However, upon completion of our due diligence review of Orbit Network, we and Orbit Network mutually agreed to cancel this merger agreement and agreed to enter into the transactions we discuss below.

  We entered into a right to use agreement with Orbit Network as of November 1, 1999 pursuant to which we paid $500,000 in cash for a six-month right to use and operate Orbit Network's GDS contracts with Amadeus, Sabre, Galileo and World Span, its services agreement with AOL and related furniture and equipment. As part of this right to use agreement,we operate the "TravelFile" website that provides travel suppliers and Internet users travel planning services. We are entitled under the right to use agreement to retain any revenues for a six-month period that may be generated from the GDS and ancillary contracts. Also, as part of the right to use agreement, we paid $100,000 (included in the $500,000 paid on November 1, 1999) for an option (exercisable in our sole and absolute discretion) to purchase in Orbit Network's rights under the GDS and ancillary contracts and related furniture and equipment for the assumption of $5.1 million of Orbit Network debt. This purchase option expires on May 1, 2000, unless extended by us for an additional six months. We cannot assure you that we will exercise this purchase option or that we will otherwise acquire the GDS and ancillary contracts and related furniture and equipment nor can we assure you that, if we do not acquire the GDS and ancillary contracts and related furniture and equipment, that we will be able to extend the term of the right to use agreement. See "Description of Business -- Risk Factors -- We may be unable to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive industry."

  On November 17, 1999, our wholly owned subsidiary, OrbitTravel.com, Inc., entered into a joint venture agreement with Web Travel Systems, Ltd., a wholly owned subsidiary of British Airways, pursuant to which we and Web Travel Systems formed Bonveno.com, Ltd. We each own a 50% interest in Bonveno. Bonveno is intended to be a European-based online travel information and reservation system for the distribution of travel-related information and services to European travel product providers and the traveling public. Also on November 17, 1999, OrbitTravel entered into an operational agreement with Bonveno pursuant to which we would provide technical support, licenses and technical maintenance, a software development agreement pursuant to which we would develop software applications, and a management agreement which sets forth an operational management structure, marketing policy, content sharing and product distribution policy for our joint venture.

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and
3.0 million shares of common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions described in this Annual Report are consummated.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions described in this Annual Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent is subject to the execution of a definitive agreement and customary due diligence. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our shareholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval. This letter of intent is subject to the execution of definitive agreements and customary due diligence. We cannot assure you that this acquisition will be consummated or that it will be consummated on the terms set forth in the letter of intent. See "Description of Business -- Risk Factors -- We may be unable to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive position in the industry."

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant to which we would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80.0 million shares of our common stock, which would represent approximately 9.0% of our common stock assuming all of the transactions described in this Annual Report are consummated. We believe that Wilhelmena is one of the world's leading talent management agencies. Wilhelmina and WilhelminaTravelFile.com have entered into an exclusive license pursuant to which WilhelminaTravelFile would showcase Wilhelmena-provided content through an Internet website dedicated to travel information and services. We expect that Wilhelmena models and other celebrities would act as on-screen hosts for travel destinations providing travel tips and inside information, offering special promotions and branded product offerings. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval. See "Description of Business -- Risk Factors -- We may be unable to implement our acquisition growth strategy, which would have an adverse effect on our business and competitive position in the industry."

  On January 9, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a content distribution agreement with AsiaGateway.com, Ltd. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of February 16, 2000, since we have not issued such shares, either party may terminate this agreement. Assuming consummation of this transaction, Asiagateway.com would act as our distribution, marketing and sales partner for the Asian region. Asiagateway.com is a provider of commerce, community and content for the Asian marketplace. Content produced and compiled by Asiagateway.com would be integrated into our online travel services. Our online travel services, in turn, would be featured in Asiagateway.com.

  On February 7, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide us with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use within our TravelFile service. We also expect LaSpata/Decaro to assist us in the creation of new video, multi-media, and rich-media content for our online services. We are required to issue under the agreement 2.5 million shares of our common stock vesting in equal annual installments over the three-year term of the agreement, which would represent approximately 0.3% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. In addition, we would issue to Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy.

  Financing Activity. On February 15, 2000, Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby Teakwood Ventures agreed to purchase: (1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradeable. We cannot assure you that these conditions will be met. Therefore, we cannot assure you that we will consummate all or part of this transaction. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. In addition, our agreement with Teakwood Ventures requires that we appoint two directors who are nominated by Teakwood Ventures to our board.

  Since the end of 1999, we have issued or agreed to issue approximately 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares have been issued or will be issued to settle various disputes and contingent liabilities. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. See "Description of Business -- Further issuances and sales into the market of up to an additional 166.5 million shares of our common stock will dilute our current stockholders and may depress the market price of our common stock."

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. We currently expect to issue these shares within 10 business days after the date we have filed this Annual Report on Form 10-K. "See Description of Business--Risk Factors-- Further issuances and sales into the market of up to an additional 166.5 million shares of our common stock will dilute our current stockholders and may depress the market price of our common stock.

  Since its inception on October 6, 1999, our wholly owned subsidiary, OrbitTravel.com, has issued approximately $2.78 million of debt that is convertible into approximately 5.6 million shares of our common stock. However, we currently expect to exchange these notes for approximately 61.0 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

  On January 9, 2000, OrbitTravel executed an exclusive content distribution agreement with AsiaGateway. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of February 16, 2000, since we had not issued such shares, either party may terminate this agreement.

  We currently expect to ask our stockholders to approve a reverse stock split on a 20-for-1 basis. We cannot assure you that we will be successful in obtaining such approval. See "--Liquidity and Capital Resources" for a table setting forth our expected capitalization assuming all of the transactions and issuances described in this Annual Report are consummated and we effect a reverse stock split on an up to 20-for-1 basis.

Results of Operations

  During 1998, we derived our revenues primarily from golf-related products and services. As a result of our agreement with Orbit Network pursuant to which we have licensed Orbit Network's GDS contracts since November 1, 1999, we have derived fee revenues for use of the TravelFile website. Because of this transition, we believe that period-to-period comparisons may not be meaningful. The period-to-period change in each of our revenue categories is as follows:

Comparison of 1999 to 1998

  Revenues. Revenues in 1998 consisted solely of the sale of golf-related equipment and accessories. Revenues in 1999 consisted solely of the Internet related revenues generated under Orbit Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999. Revenues decreased by $5,906,123, or 98%, from $6,036,983 in 1998 to
$130,860 in 1999. We discontinued our golf-related equipment and accessories business in December 1998 and did not have any business operations until the commencement of our Internet business on November 1, 1999.

  Operating Expenses. Operating expenses in 1998 consisted of $3,841,147 of golf-related costs, $6,715,625 of general and administrative expenses and $270,844 of depreciation and amortization expense. Operating expenses in 1999 consisted of costs of Internet related revenues of $487,812, $5,951,452 of general and administrative costs and $5,986 of depreciation and amortization expense. Operating expenses decreased by $4,382,366, or 40%, from $10,827,616 in 1998 to $6,445,250 in 1999. This decrease was due to the fact that in 1998 we discontinued our golf related equipment and accessories business.

  Other Expenses. Other expenses in 1998 consisted of $6,958,750 of expense for loss on investments, including the losses incurred on the foreclosures of Miller Golf and the properties held at the World Golf Village. Interest expense and amortization of debt discount totalled $3,471,485 and litigation settlement expense was $740,004. In addition, we wrote off substantially all our costs incurred in pursuit of business ventures in the golf industry. These expenses were offset by a $523,799 gain on sale of golf course and $135,755 of interest income. Other expenses in 1999 consisted of $982,917 related to the settlement of litigation and $230,211 related to other costs incurred in closing the corporate offices in Tampa, FL. In addition, interest expense totalled $167,824.

Other expenses decreased by $9,835,902, or 88%, from $11,216,294 in 1998 to $1,380,392 in 1999. This decrease was due to the discontinuance of the golf-related equipment and accessories business in December 1998.

  Net Loss. Net loss decreased by $8,312,145, or 52%, from $16,006,927 in 1998 to $7,694,782 in 1999.

Comparison of 1998 to 1997

  Revenues. Revenues in 1997 consisted of golf revenues, management and design fees and resident membership. Revenues in 1998 consisted of the sale of golf-related equipment and accessories. Revenues increased by $1,943,384, or 47%, from $4,093,599 in 1997 to $6,036,983 in 1998. We discontinued our golf-related equipment and accessories business in December 1998 and did not have any business operations until the commencement of our Internet business on November 1, 1999.

  Operating Expenses. Operating expenses in 1997 consisted of golf course operating and related expenses of $2,384,901, general and administrative expenses of $3,090,713 and depreciation and amortization expense of $871,222. Operating expenses in 1998 consisted of $3,841,147 of golf-related costs, $6,715,625 of general and administrative expenses and $270,844 of depreciation and amortization expense. Operating expenses increased by $4,167,409, or 63%, from $6,660,207 in 1997 to $10,827,616 in 1998. This increase was due to the compensation expenses incurred as part of the settlements with executive officers.

  Other Expenses. Other expenses in 1997 consisted of interest expense, loss on investments and amortization of debt discount on convertible debentures. Other expenses in 1998 consisted of interest expense of $635,926, loss on investments, including write downs of assets in business ventures and golf-related business of $7,664,359 and litigation settlement expenses of $740,004. This was partially offset by the gain of $523,799 on the sale of a golf course and interest income of $135,755. Other expenses increased by $7,795,868, or 228%, from $3,420,426 in 1997 to $11,216,294 in 1998. This increase was due to the amortization of debt discount on convertible debentures and the losses incurred on foreclosure and write-off of investments in the golf-related equipment and accessories business discontinued in December 1998.

  Net Loss. Net loss increased by $10,019,893, or 167%, from $5,987,034 in 1997 to $16,006,927 in 1998.

Liquidity and Capital Resources

  Capitalization. Our charter authorizes the issuance of 200.0 million shares of common stock and 1.0 million shares of preferred stock. As of February 16, 2000, we had approximately 13.8 million shares of common stock outstanding. In addition, as of such date, we had approximately 5,685 shares of preferred stock outstanding that are convertible into 42.6 million shares of common stock, $1.5 million of notes outstanding (other than the OrbitTravel notes) that are convertible into 10.1 million shares of common stock. In addition, as of February 16, 2000, OrbitTravel had issued $2.78 million of notes convertible into 5.6 million shares. However, we currently expect to exchange these notes for approximately 61.0 million shares of our common stock.

  We have offered to issue approximately 52.7 million shares of our common stock to existing securityholders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. We currently expect to issue these shares within 10 business days after the date we have filed this Annual Report on Form 10-KSB.

  Since the end of 1999, we have issued or agreed to issue an additional 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares have been issued or will be issued to settle various disputes. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. See "Description of Business--Risk Factors--Future issuances and sales into the market of up to an additional 166.5 million shares of our common stock will dilute our current stockholders and may depress the market price of our common stock."

  On February 15, 2000, we and Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, executed a funding commitment letter and subscription agreement pursuant to which Teakwood

Ventures agreed to purchase: (1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradeable. We cannot assure you that these conditions will be met. Therefore, we cannot assure you that we will consummate all or part of this transaction. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures.

  You should carefully review our consolidated financial statements and the accompanying notes for a more complete discussion of our capitalization.

  Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of January 31, 2000, our principal source of liquidity was approximately $456,000 in cash. We estimate that monthly operational cash requirements are approximately $300,000. As part of our monthly operational cash requirements, we are obligated to pay an aggregate of approximately $92,000 to our executive officers under the terms of their employment agreements. In addition, as discussed below, we have significant short-term financing cash requirements. We currently do not have sufficient funds to meet our current cash and financing needs beyond February 29, 2000 nor do we expect to generate sufficient cash from operations to meet these needs. We cannot assure you that we will be able to obtain funds to finance our current cash and financing needs on acceptable terms, if at all. In addition, any increases in anticipated expenses would further strain our liquidity and capital resources. We must raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, we will be required to modify our operating plans in accordance with the extent of available funding. We may not be able to raise any such capital on acceptable terms or at all. Further, we cannot assure you that we will be able to raise sufficient capital to continue our operations. If we cannot continue our operations, we may be forced to discontinue our business and liquidate our assets.

  All of the notes that have been issued by OrbitTravel.com mature six months from the date of issuance. Approximately $500,000 of these notes will mature on March 29, 2000. We cannot assure you that we will have sufficient capital, or be able to raise sufficient capital, to repay our obligations under these notes nor can we assure you that we would be successful in extending the maturity dates of these notes. All of the notes that have been issued by OrbitTravel.com are convertible into shares of our common stock at a conversion price of $.50 per share. However, when OrbitTravel issued these notes, we were contemplating consummating a merger with Orbit Network. The stated conversion price of $.50 assumed that we had effected a recapitalization of our common stock in connection with such a merger. Upon completion of our due diligence review of Orbit Network, we and Orbit Network mutually agreed to cancel our merger agreement and agreed to enter into the other transactions we discuss in this Annual Report on Form 10-KSB. Consequently, in order to ensure that the purchasers of the OrbitTravel notes receive the same proportion of our shares of common stock that they would have received had we effected a recapitalization of our common stock, we currently expect to offer to exchange such holders' notes for shares of common stock based on an exchange ratio of $.0455. Thus, instead of issuing approximately
5.6 million shares upon conversion of these notes, we expect to exchange these notes for approximately 61.0 million shares. The issuance of any shares of our common stock upon conversion of these OrbitTravel notes could result in dilution in net tangible book value to our current stockholders.

  In addition, we cannot assure you that we will have sufficient capital to pay the $636,000 that we are required to pay as of February 16, 2000 under various settlement agreements with employees, former employees and other creditors. See "Legal Proceedings" and "Certain Relationships and Related Party Transactions."

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable in the amount of $540,000 and the issuance of
3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mark Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and 3.0 million shares of the Company's common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. On the date of closing, we paid Mr. Savoretti $60,000 and executed a promissory note in the amount of $540,000. This note is payable in cash upon the effective date of any registration statement of ours registering any of our common stock under the Securities Act. We cannot assure you that we will be able to raise sufficient capital, on acceptable terms or otherwise, to satisfy our obligations under Mr. Savoretti's note.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent is subject to the execution of a definitive agreement and customary due diligence. We cannot assure you that this acquisition will be consummated or that it will be consummated on the terms set forth in the letter of intent. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval.

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant which we would acquire all of the outstanding common stock of WilhelminaTravelFile.com in exchange for approximately 80.0 million shares of our common stock, which would represent appproximately 9.0% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to appove a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining stockholder approval for any such actions.

  The following table sets forth the beneficial ownership of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated.

                                                             Number of
                                                            Shares Owned
                                             Number of         After
                                            Shares Owned      Reverse    Percent
                                           Before Reverse   Stock Split  of All
Name/Category of Stockholder                Stock Split      of 20 to 1  Shares
----------------------------               --------------   ------------ -------
Current stockholders (1)..................   13,753,642         687,682    1.6%
Officers and directors (2)................   46,797,374       2,339,869    5.3
Other future recipients...................  119,753,749       5,987,687   13.5
AnimInet..................................  473,928,276      23,696,414   53.5
Orbit Travel noteholders (3)..............  109,890,110       5,494,506   12.4
Wilhelmina Artist.........................   80,000,000       4,000,000    9.0
Teakwood Ventures, LLC....................   41,302,733       2,065,136    4.7
                                            -----------      ----------   ----
    Total.................................  885,425,884(4)   44,271,294    100%
                                            ===========      ==========   ====

--------
(1) As of February 16, 2000. Includes 2.5 million shares issued to Mr. Dollinger, our General Counsel, as part of the settlement of litigation in which he served as plaintiff's counsel.
(2) Excludes 2.5 million shares issued to Mr. Dollinger as part of the settlement of litigation in which he served as plaintiff's counsel.
(3) Assumes the exchange of all of the OrbitTravel notes based on an exchange ratio of $.0455 per share. Includes shares of common stock that will be offered in exchange for an additional $2.2 million of debt that we expect to issue.
(4) We currently expect that if we exercise our option to purchase the GDS and ancillary contracts from Orbit Network for the assumption of approximately $5.1 million in Orbit Network debt, we will exchange that debt for approximately 137.4 million shares of our common stock. We cannot assure you that we will exercise our option, or if we do exercise our option, that we will exchange the debt for shares. This number in the table excludes any shares that may be issued in an exchange.

ITEM 7. FINANCIAL STATEMENTS

  See page F-1 of the financial reported included in this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The following table sets forth information regarding our executive officers and directors:

              Name               Age                Position
              ----               ---                --------
 Joseph R. Cellura..............  45 Chairman of the Board of Directors and
                                      Chief Executive Officer
 Douglas R. Dollinger...........  44 General Counsel and Director
 David A. Noosinow..............  40 President and Director
 Clifford F. Bagnall............  45 Chief Financial Officer
 Dean E. Miller.................  42 Vice President of Sales

  Joseph R. Cellura has served as our Chairman of the Board of Directors and Chief Executive Officer since June 1999. Mr. Cellura previously served as our Chairman of the Board of Directors and Chief Executive Officer from June 1997 until February 1999. During the interim period between serving as our Chairman of the Board of Directors and Chief Executive Officer, Mr. Cellura independently sought different business opportunities for us. Mr. Cellura originally joined us as a result of our acquisition of Divot Corporation and Divot Development Corporation. Mr. Cellura had served as an executive officer, and owned a majority interest of the common stock, of Divot Corporation since 1989 and of Divot Development Corporation since 1994. Prior to his coming to work with the company, Mr. Cellura had been involved in varied and progressively more responsible positions throughout his career with extensive travel experience throughout the USA, Europe and Asia. Mr. Cellura is recognized for his vision, creativity, marketing, and management leadership, in addition to several challenging turn around strategies which have provided experience and knowledge in legal stratagem and capital markets. During the period 1976-1992, Mr. Cellura had a successful career in investment banking and the financial industry with Shearson & Kidder Peabody & Co. Mr. Cellura attended the University of New York.

  Dean E. Miller has served as our Vice President since January 5, 2000. Mr. Miller previously served as our President from September 1, 1999 through October 31, 1999 and as a director from August 23, 1999 through January 5, 2000. In addition to his duties with us, Mr. Miller is the president and sole owner of AnimInet, Inc. We have entered into an agreement to purchase AnimInet's 3D animation asset. See "Certain Relationships and Related Transactions." Before joining us, Mr. Miller served as Vice President of Sales and Corporate Marketing at Hitachi PC. Before joining Hitachi PC, Mr. Miller worked in various capacities in the personal computer industry.

  Douglas R. Dollinger has served as our Corporate Counsel since December 1, 1999 and as a Director since July 1999. Before joining us, Mr. Dollinger was engaged in the private practice of law. Mr. Dollinger received his law degree from the City University of New York at Queens College in 1988.

  David A. Noosinow has served as our Secretary, and Director, since January 5, 2000 and, since February 1, 2000 is also serving as our President. Since January 1997, Mr. Noosinow has been the Executive Director of Spartan Capital Management, LLC. Mr. Noosinow brings to the organization over 15 years of experience in the financial industry. Previously, Mr. Noosinow was the sole proprietor and executive director of Spartan Capital Management, LLC, an investment banking consulting company. Prior to forming Spartan Capital, Mr. Noosinow had a career in the investment banking industry as Senior Vice President with Prudential Securities, as Vice President with CS First Boston, and as Associate Director with Bear Stearns & Company, Inc. Mr. Noosinow holds a Bachelor's Degree in Business Administration from Northern Arizona University, with a major in Finance.

  Clifford F. Bagnall has served as our Chief Financial Officer since October 1998. Mr. Bagnall also served as a director from September 1997 through January 5, 2000 and as our Chief Operating Officer from September 1997 through January 5, 2000. Before joining us, Mr. Bagnall served as an independent financial and operational consultant for various public and private companies.

  Each of our directors and executive officers are required to file with the SEC, by a specified date, reports regarding his transactions involving our common stock. To our knowledge, based solely on information furnished to us, none of our directors and executive officers filed any such reports during 1999. We are not aware of any transactions involving our common stock by any of our directors or executive officers.

  Our financing arrangement with Teakwood Ventures described above under "Description of Business--Recent Developments--Financing Activity" includes a commitment for the addition of two Teakwood appointees to our five member board of directors.

ITEM 10. EXECUTIVE COMPENSATION

  Our directors have served without compensation for their services as directors, but have been reimbursed for expenses incurred in connection with their duties. It is anticipated that directors will continue to serve without compensation (other than reimbursement of expenses). Other than the employment contracts described below, we had no standard arrangements or policies for compensation of our executives. The Board of Directors will, from time to time, determine the compensation of our senior management in accordance with our prevailing financial condition as the Board shall determine and provide other incentives to promote successful management of our business. There were no bonus, stock option or other incentive plans in effect for any level of management as of the end of 1998 or 1999 except for our 1998 Incentive Stock Option Plan and 1994 Stock Option Plan and performance bonuses included in the employment agreement of Mr. Cellura as more fully described below.

  The following table sets forth information with respect to compensation paid to each of the persons who served as our Chief Executive Officer during 1998 and 1999. No other executive officer received compensation in excess of $100,000 during 1998 or 1999.

                          Summary Compensation Table

                                           Annual      Securities
                                        Compensation   Underlying
                                      ----------------  Options     All Other
                                 Year  Salary   Bonus     (#)     Compensation
  Name and Principal Position    ---- -------- ------- ---------- -------------
Joseph R. Cellura............... 1999 $ 53,798 $    --       --     $155,362
 Chief Executive Officer         1998  187,500      --  333,333      199,000
                                 1997   45,406      --       --           --
Jeremiah Daly................... 1999 $     -- $    --       --     $     --
 Former Chief Executive Officer  1998  177,083  65,000  200,000           --
                                 1997   18,750      --       --           --
Kenneth Craig................... 1999 $     -- $    --       --     $ 12,500
 Former Chief Executive Officer  1998       --      --       --       10,500
                                 1997       --      --       --           --
James A. McNulty................ 1999 $     -- $    --       --           --
 Former Chief Financial Officer  1998  104,323      --  233,333     $ 48,500
                                 1997       --      --       --           --
Clifford F. Bagnall............. 1999 $     -- $    --       --     $ 14,000
 Chief Financial Officer         1998  142,552  65,000  200,000           --
                                 1997   41,657      --       --           --

  Mr. Cellura served on our Board of Directors as our Chairman and Chief Executive Officer from June 1997 until he resigned on February 16, 1999. On February 17, 1999, the remaining members of the Board elected Jeremiah M. Daly, another Board member and our then President, to serve as Chairman and Chief Executive Officer. Mr. Daly resigned from all of those positions, including as a member of our Board, effective April 28, 1999, at which time our Board appointed Kenneth Craig to serve as President and Chief Executive Officer. Mr. Craig was appointed Chairman on May 6, 1999. He was succeeded as Chairman and Chief Executive Officer by Mr. Cellura on June 24, 1999. Mr. Craig's service to us was terminated under a separation agreement, dated September 1, 1999, which settled his claims that we wrongfully dismissed him from his elected offices. See "Legal Proceedings."

  All stock options that we have granted since our inception have been forfeited. At the end of 1999, there were no unexercised options or stock appreciation rights held by our executives which were outstanding.

Employment Contracts

  We have entered into employment agreements with our executive management, including a seven-year employment agreement with Mr. Cellura that was effective as of June 24, 1999. Under our agreement with Mr. Cellura, we have agreed to pay him an annual base salary of at least $250,000. We have also agreed to reimburse Mr. Cellura approximately $9,000 per month to enable Mr. Cellura to maintain an office and residence in New York City. In addition to these amounts, we have agreed to pay Mr. Cellura an annual performance/incentive bonus on the following terms:

                                                                Mr. Cellura's
    Our Fiscal Year Revenue                                         Bonus
    -----------------------                                   ------------------
   $0 to $2.0 million........................................ 5% of base salary
   $2.0 million to $5.0 million.............................. 15% of base salary
   $5.0 million to $10.0 million............................. 30% of base salary
   $10.0 million or greater.................................. 50% of base salary

In addition to these revenue-based bonuses, we have agreed to pay Mr. Cellura, Mr. Noosinow and Mr. Dollinger an aggregate bonus, to share ratably with each other, equal to two percent of the gross proceeds that we receive in connection with public and private equity and debt offerings. We have also agreed to pay Mr. Cellura, Mr. Noosinow and Mr. Dollinger an aggregate bonus, to share ratably with each other in the event a third party acquires us, equal to five percent of the purchase price.

  The employment agreement with Mr. Cellura also provides for the issuance of
5.0 million options to purchase shares of our common stock upon our adoption of a new stock option plan, all of which will be immediately exercisable. Mr. Cellura's employment agreement provides anti-dilution protection to Mr. Cellura such that in the event we ever issue any additional shares at a price less than the exercise price then in effect for the options granted to Mr. Cellura, the exercise price of his options will be proportionately reduced. In addition to requiring us to record compensation expense each time the exercise price of his options is reduced, this provision could have the effect of discouraging us from undertaking various financing transactions in the future that may otherwise be in your best interest.

  If we terminate Mr. Cellura's employment agreement without cause at any time during the term of his seven-year employment agreement, we are required to fulfill the following severance obligations:

    (1) we must continue to reimburse Mr. Cellura after termination of his employment for approximately $9,000 per month to enable Mr. Cellura to maintain an office and residence in New York City for the balance of the term of the agreement;

    (2) in the event Mr. Cellura continues after termination of his employment to hold options, warrants or other securities convertible into our common stock, the exercise prices of such securities will be proportionately reduced if we issue common stock at a price lower than the exercise price then in effect for his convertible securities;

    (3) we must pay Mr. Cellura a lump sum equal to the sum of the present value of 100% of his base salary for the balance of the term of the employment agreement;

    (4) we must pay Mr. Cellura an additional lump sum equal to $1.25 million;

    (5) we must execute a UCC-1 financing statement on behalf of Mr. Cellura enabling him to record a lien against our assets to secure payment of the $1.25 million severance payment;

In addition, regardless of whether or not we have previously terminated Mr. Cellura's employment, if upon expiration of Mr. Cellura's seven-year employment term, we elect not to offer Mr. Cellura an additional five-year employment contract, we must pay him an additional lump sum of $900,000.

  We may only avoid these severance obligations if we terminate Mr. Cellura's employment for cause. In order for us to terminate Mr. Cellura's employment for cause, we must follow the procedures set forth in his employment agreement. We would be required to give Mr. Cellura 90 days' prior written notice of his termination for cause. Mr. Cellura would have 90 additional days to elect whether or not to object to his termination. If Mr. Cellura objects, our board would be required to convene a special meeting within 30 days, at which Mr. Cellura would have the right to attend, to review his objection and determine whether or not sufficient evidence exists to terminate Mr. Cellura's employment for cause. Mr. Cellura may again object to our board's determination by filing a request for arbitration of this matter within 30 days of the board's determination. The arbitration would be required to take place within 60 days of notice of the request. If Mr. Cellura objects to termination of his employment for cause, Mr. Cellura would remain in his position as our chief executive officer, and continue to receive amounts due to him under the employment agreement, until the matter has been finally determined. This process could take up to 10 months. Even if we are successful in terminating Mr. Cellura's employment for cause, if upon expiration of Mr. Cellura's seven-year employment term, we elect not to offer Mr. Cellura an additional five-year employment contract, we must pay him an additional lump sum of $900,000.

  In addition to our employment agreement with Mr. Cellura, we have entered into employment agreements with each of our other executive officers. We have filed each of these agreements as an exhibit to this Annual Report on Form 10-KSB. Our agreements with Messrs. Noosinow and Dollinger are substantially similar to our agreement with Mr. Cellura except as follows: (1) Mr. Noosinow's base salary is at least $225,000 and his severance payment upon termination without cause would be $900,000; and (2) Mr. Dollinger's base salary is at least $180,000 and his severance payment upon termination without cause would be $900,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  We set forth below information regarding the beneficial ownership of our common stock as of February 16, 2000 by each director, each executive officer, all executive officers and directors as a group and each person known to us to beneficially own more than 5% percent of our common stock. For purposes of this table, we assume that the holders of all of our convertible debt and convertible preferred stock (other than notes issued by OrbitTravel, our wholly owned subsidiary) have accepted our offer to exchange such securities for an aggregate of 52.7 million shares of our common stock and that we have issued all 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. See "Description of Business--Recent Developments--Financing Activity."

                                                          Number of
                                                            Shares     Percent
                                                         Beneficially   of All
Name of Beneficial Owner                                    Owned     Shares (1)
------------------------                                 ------------ ---------
Joseph R. Cellura.......................................  27,333,333    15.2%
David A. Noosinow.......................................   6,000,000     3.3
Douglas R. Dollinger....................................   6,300,000     3.5
Dean E. Miller..........................................   4,264,041     2.4
Clifford F. Bagnall.....................................   5,400,000     3.0
All executive officers and directors
 as a group (5 persons).................................  49,297,374    27.4

--------
(1) Assumes 180,304,765 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On April 15, 1998, we acquired the issued and outstanding capital stock of Divot Golf Subsidiary, Inc., a Florida corporation, which was wholly owned by Mr. Cellura. Mr. Cellura is our Chairman of the Board and Chief Executive Officer. The purchase price was $500,000, payable $300,000 in cash and the remainder in a promissory note. We delivered to the seller a good-faith, non-refundable deposit of $300,000 in November 1997 which was applied toward the purchase price. The note bore interest at a rate of 6% and provided for quarterly payments of interest only. We repaid the note in full prior to October 15, 1998. The assets of DGS included its name, patent and licensing rights and molds for producing a divot repair tool.

  On January 7, 1998, we loaned Mr. Cellura $65,388. This loan was originally evidenced by an unsecured promissory note which bears interest at the rate of 6%. The terms of the loan require that it be repaid on or before June 30, 1998. Mr. Cellura did not participate in the Board's decision to approve this loan. We believe that the terms of this loan were commercially reasonable. We forgave this note payable and recorded the $65,388 as compensation expense. We have also made advances to Mr. Cellura and to Divot Development Corporation, a Florida corporation which is wholly-owned by Mr. Cellura, in the total aggregate amount of $141,500. Effective December 31, 1999, these advances have been offset against certain accruals and payables to Mr. Cellura or discharged as part of his settlement agreement.

  In January and May of 1999, a group of our former stockholders and employees and stockholders and employees of various companies that we acquired in April 1998, which formerly were controlled by Mr. Cellura, our chief executive officer, filed three lawsuits in the United States District Court for the Southern District of New York against us, these various acquired corporations, Mr. Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2) the issuance of 7.65 million shares of our common stock; and
(3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. We instructed our transfer agent to issue the 7.65 million shares of our common stock in August 1999, and such shares were ultimately issued February 29, 2000. Jeremiah Daly, our former Chief Executive Officer, received 333,334 shares. Douglas Dollinger, a lawyer who filed the lawsuit on behalf of the plaintiffs, received 2.5 million shares. Mr. Dollinger currently serves as our General Counsel and is one of our directors. As of February 16, 2000, we have not repaid any amounts due under the $225,000 note payable. This note payable currently matures on March 31, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that the plaintiffs will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any additional actions in connection with these lawsuits.

  In June 1999, Joseph R. Cellura, our chief executive officer, threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura had suffered substantial monetary loss in the defense of the lawsuits we refer to in the previous paragraph; (2) Mr. Cellura had suffered real and substantial damage to his personal character as a result of the filing of these lawsuits; (3) we failed to issue to Mr. Cellura and other stockholders in various companies controlled by him an aggregate of 20.0 million shares of our common stock and 5.0 million options to purchase shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998); and (4) we failed to indemnify Mr. Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of $250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of February 16, 2000, we have repaid $64,000 due under the $250,000 note payable. This note payable currently matures on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

  Clifford F. Bagnall, one of our former directors and our current chief financial officer, had threatened to file a lawsuit against us alleging that we owe Mr. Bagnall amounts due under his employment contract in force while he was an executive officer. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. As of

February 16, 2000, we have not repaid any amounts due under the $100,000 note payable. This note payable currently matures on May 15, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

  Kenneth Craig, one of our former directors and executive officers, has threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. As of February 16, 2000, we have not repaid any amounts due under the $75,000 note payable. This note payable currently matures on June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

  On February 24, 2000, we executed a non-binding letter of intent to acquire AnimInet's intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 53.3% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. Mr. Miller will likely receive a portion of the cash proceeds from such an offering in exchange for the cancellation of his shares of AnimInet common stock.

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay approximately $770,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and 3.0 million shares of common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions and issuances described in this Annual Report are consummated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

  2.1(1) Stock Purchase Agreement effective as of April 20, 1998 by and among us, Talisman Tools Incorporated and Daniel S. Shedd and Dixon Newbold
  2.2(2) Stock Purchase Agreement effective as of April 15, 1998 by and among us, Divot Golf Corporation, a Florida corporation, and Joseph R.
         Cellura
  2.3(3) Stock Purchase Agreement effective as of January 28, 1998 by and among us, Miller Golf, Inc. and Robert Marchetti, Louis Katon and John
         Carroll
  2.4 Sale and Assignment Agreement dated as of January 27, 2000 by and among Mark Savoretti and Spartan Capital Management, LLC

  2.5 Assignment Agreement dated as of January 27, 2000 by and among us and Spartan Capital Management, LLC
  2.6 Right to Use Agreement dated as of November 1, 1999 by and among us and Orbit Network, Inc.
  2.7 Letter of Intent dated as of February 9, 2000 by and among us and AnimInet, Inc.
  2.8 Stock Acquisition Agreement dated as of January 31, 2000 by and among us and Wilhelmina Artist Management LLC
  3.1(4)  Our Certificate of Incorporation
  3.2(4)  Our Bylaws
  3.3(5)  Amendment to our Certificate of Incorporation filed July 18, 1994
  4.1(6)  Certificate of Designations, Preferences and Rights of our 1997
          Convertible Preferred Stock dated December 29, 1997
  4.2(6) Certificate of Designations, Preferences and Rights of 10,500 shares of our 1997 Convertible Preferred Stock dated January 13, 1998
  4.3     Form of Exchange Letter between us and the holders of our 1997
          Convertible Preferred Stock
  4.4     Funding Commitment Letter and Subscription Agreement as of February
          15, 2000 by and between us and Teakwood Ventures, LLC
 10.1(7)  Form of Warrant issued to the Summit Stockholders dated June 30, 1995
 10.2(7) Form of Warrant and Registration Rights Agreement issued to financial advisor dated June 30, 1995
 10.3(8)  Agreement in Principle dated February 21, 1996 between us, Gordon
          Ewart, our four golf course subsidiaries and our three pension fund partners.
 10.4(6) Form of Convertible Debenture Agreement dated November 18, 1997 between us and the signatories, with form of warrant to purchase shares of our common stock
 10.5(6) Form of Private Placement Purchase Agreement dated December 3, 1997 between us and the signatories, with form of warrant to purchase shares of our common stock
 10.6(3) Form of Private Placement Memorandum dated April 3, 1998 between us and the signatories, with form of warrant to purchase shares of our common stock.
 10.7     Employment Agreement dated June 24, 1999 between us and Joseph R.
          Cellura
 10.8     Employment Agreement dated November 1, 1999 between us and Dean E.
          Miller
 10.9     Employment Agreement dated November 1, 1999 between us and David A.
          Noosinow
 10.10    Employment Agreement dated December 1, 1999 between us and Douglas R.
          Dollinger
 10.11    Intentionally Omitted
 10.12    Intentionally Omitted
 10.13 Form of Exchange Letter between us and the holders of our convertible debt
 10.14    Settlement Agreement dated as of June 24, 1999 between us and Joseph
          R. Cellura
 10.15 Separation Agreement dated as of September 1, 1999 between us and Kenneth Craig
 10.16 Settlement Agreement dated as of January 31, 2000 between us and Clifford F. Bagnall
 10.17    Settlement Agreement dated as of January 31, 2000 between us and Kirk
          Scoggins
 10.18 Memorandum of Settlement dated as of June 29, 1999 between us and the Plaintiff Group
 10.19(9) Our 1998 Incentive Stock Option Plan
 10.20    Form of OrbitTravel.com, Inc. Convertible Note
 10.21    Management Agreement dated November 17, 1999 between OrbitTravel.com,
          Inc. and Bonveno.com Limited
 10.22    European Specific Software Development Agreement dated November 17,
          1999 between OrbitTravel.com, Inc. and Bonveno.com Limited
 10.23    Operational Agreement dated November 17, 1999 between
          OrbitTravel.com, Inc. and Bonveno.com Limited
 10.24    Interactive Services Agreement between America Online, Inc. and Orbit
          Network, Inc. dated as of May 1, 1999
 10.25    Agreement dated as of July 1, 1996 between Applied Information
          Services, Inc. and Amadeus Marketing, S.A.
 10.26    Associate Distribution and Services Agreement dated as of April 2,
          1998 between Orbit Network, Inc. and The Sabre Group, Inc.

 10.27 Services Display and Reservations Agreement dated as of November 24,
       1998 between Orbit Network, Inc. and Galileo International, L.L.C.
 10.28 Associate Participation Global Reference System Agreement dated as of
       August 2, 1999 between Orbit Network, Inc. and WorldSpan, L.P.
 10.29 Certificate of Incorporation of OrbitTravel.com, Inc.
 10.30 Bylaws of OrbitTravel.com, Inc.
 10.31 Joint Venture Agreement dated November 17, 1999 among WebTravel Systems
       Limited, OrbitTravel.com, Inc. and Bonveno.com Limited
 10.32 Form of Indemnification Agreement
 10.33 Joint Content Distribution Agreement dated January 9, 2000 between
       OrbitTravel.com, Inc. and
       AsiaGateway.com, Ltd.
 10.34 Consulting Services Agreement and Joint Consent Agreement dated February
       7, 2000 by and among
       OrbitTravel and Laspata/Decaro Studio Corp.
 21    Our subsidiaries
 27    Financial Data Schedule

--------
(1) Incorporated by reference from our Current Report on Form 8-K dated April 20, 1998.
(2) Incorporated by reference from our Current Report on Form 8-K dated April 15, 1998.
(3) Incorporated by reference from our Current Report on Form 8-K dated April 8, 1998.
(4) Incorporated by reference from our Form 10 filed on December 13, 1993.
(5) Incorporated by reference from our Form 10 filed on September 15, 1994.
(6) Incorporated by reference from our Annual Report on Form 10-KSB for 1997.
(7) Incorporated by reference from our Annual Report on Form 10-K for 1995.
(8) Incorporated by reference from our Current Report on Form 8-K dated August 30, 1996.
(9) Incorporated by reference from our Registration Statement on Form S-8 filed September 1, 1998.

 (b) Reports on Form 8-K

  We filed no Current Reports on Form 8-K during the fourth quarter of 1999.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2000.

                                          DIVOT GOLF CORPORATION

                                                 /s/ Joseph R. Cellura
                                          By: ---------------------------------
                                                     Joseph R. Cellura
                                                  Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             Signature                           Title                      Date
             ---------                           -----                      ----

     /s/ Joseph R. Cellura          Chairman of the Board of          February 29, 2000
----------------------------------   Directors and Chief Executive
         Joseph R. Cellura           Officer

    /s/ Douglas R. Dollinger        General Counsel and Director      February 29, 2000
----------------------------------
        Douglas R. Dollinger

     /s/ David A. Noosinow          President and Director            February 29, 2000
----------------------------------
         David A. Noosinow

    /s/ Clifford F. Bagnall         Chief Financial Officer           February 29, 2000
----------------------------------   (principal accounting officer)
        Clifford F. Bagnall

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Divot Golf Corporation

  We have audited the accompanying consolidated balance sheets of Divot Golf Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Divot Golf Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

  The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in Note 1, the Corporation has incurred recurring operating losses, has pending litigation, has a shareholder's deficit of approximately $13 million, and has a working capital deficiency. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Raleigh, North Carolina
February 10, 2000,
except for Note 11, as to which the date is February 29, 2000

                             DIVOT GOLF CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash............................................. $    174,492  $        568
  Trade accounts receivable, net...................       82,608           --
  Accounts receivable from related parties.........      114,332       155,362
  Prepaid expenses and other current assets........      288,442           --
                                                    ------------  ------------
    Total current assets...........................      659,874       155,930
Furniture and equipment at cost:
  Furniture and equipment..........................       94,850       114,366
  Less accumulated depreciation ...................      (22,827)      (16,843)
                                                    ------------  ------------
                                                          72,023        97,523
Other assets.......................................      136,425           --
                                                    ------------  ------------
    Total assets................................... $    868,322  $    253,453
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................. $  1,210,614  $    914,216
  Accrued expenses.................................    1,562,666     1,252,127
  Accrued compensation and payroll.................    5,328,122       188,708
  Amounts due to related parties...................       60,500        34,000
  Dividends payable................................    1,730,000       730,000
  Notes payable....................................    3,392,504     1,717,504
  Notes payable to related parties.................      661,800       410,000
                                                    ------------  ------------
    Total current liabilities......................   13,946,206     5,246,555
Other liabilities..................................          --        200,000
Commitments and Contingencies (Note 10)
Shareholders' deficit:
  Convertible Preferred Stock, $.001 par value;
   1,000,000 shares authorized; 286,835 and 287,025
   shares issued and outstanding (aggregate
   liquidation preference of $5,585,000 and
   $5,775,000) at December 31, 1999 and 1998,
   respectively....................................          287           287
  Common Stock, $.001 par value; 200,000,000 shares
   authorized; 13,753,642 and 4,410,041 shares
   issued and outstanding at December 31, 1999 and
   1998, respectively..............................       13,754         4,410
  Additional paid-in capital.......................   42,523,558    41,722,902
  Accumulated deficit..............................  (55,404,546)  (46,709,764)
  Convertible Preferred Stock held in treasury,
   281,250 shares..................................     (210,937)     (210,937)
                                                    ------------  ------------
    Total shareholders' deficit....................  (13,077,884)   (5,193,102)
                                                    ------------  ------------
    Total liabilities and shareholders' deficit.... $    868,322  $    253,453
                                                    ============  ============

                            See accompanying notes.

                             DIVOT GOLF CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------  ------------
Operating revenues:
  Golf product revenues............................. $       --   $  6,036,983
  Internet related revenues.........................     130,860           --
                                                     -----------  ------------
    Total operating revenues........................     130,860     6,036,983
Operating expenses:
  Cost of golf product revenues.....................         --      3,841,147
  Cost of internet related revenues.................     487,812           --
  General and administrative expenses...............   5,951,452     6,715,625
  Depreciation and amortization expense.............       5,986       270,844
                                                     -----------  ------------
    Total operating expenses........................   6,445,250    10,827,616
                                                     -----------  ------------
                                                      (6,314,390)   (4,790,633)
Other income (expense):
  Interest expense -- contractual...................    (167,824)     (635,926)
  Amortization of debt discount on convertible
   debentures.......................................         --     (2,835,559)
  Loss on investments...............................         --     (6,958,750)
  Write down of assets..............................         --       (705,609)
  Gain on sale of golf course.......................         --        523,799
  Interest and other income.........................         560       135,755
  Litigation settlement expense.....................    (982,917)     (740,004)
  Other expense.....................................    (230,211)          --
                                                     -----------  ------------
                                                      (1,380,392)  (11,216,294)
                                                     -----------  ------------
  Net loss.......................................... $(7,694,782) $(16,006,927)
                                                     -----------  ------------
Basic and diluted loss per common share............. $     (1.03) $      (4.78)
                                                     ===========  ============
Weighted average number of common shares
 outstanding........................................   8,469,500     3,641,700
                                                     ===========  ============

                            See accompanying notes.

                             DIVOT GOLF CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                           Convertible
                                            Convertible                                     Preferred
                          Common Stock    Preferred Stock    Additional                   Treasury Stock
                       ------------------ ------------------   Paid-in    Accumulated   -------------------
                         Shares   Amount   Shares    Amount    Capital      Deficit      Shares    Amount       Total
                       ---------- ------- ---------  ------- -----------  ------------  --------  ---------  ------------
Balance at December
 31, 1997.............  2,842,167 $ 2,842   283,170   $  283 $32,083,757  $(29,285,060) (281,250) $(210,937) $  2,590,885
Net loss..............        --      --        --       --          --    (16,006,927)      --         --    (16,006,927)
Issuance of Warrants
 in connection with
 issuance of debt.....        --      --        --       --    1,907,328           --        --         --      1,907,328
Issuance of Common
 Stock in connection
 with a private
 placement............    551,933     552       --       --    1,431,346           --        --         --      1,431,898
Issuance of Preferred
 Stock in connection
 with acquisition.....        --      --      3,000        3   2,999,997           --        --         --      3,000,000
Issuance of Preferred
 Stock in connection
 with a private
 placement............        --      --      1,020        1   1,019,999           --        --         --      1,020,000
Accrued Preferred
 Stock dividends in
 arrears..............        --      --        --       --          --       (730,000)      --         --       (730,000)
Preferred Stock
 dividend --
  conversion
 discount.............        --      --        --       --      687,777      (687,777)      --         --            --
Issuance of Common
 Stock in connection
 with Warrant
 exercise.............     94,304      94       --       --          (94)          --        --         --            --
Issuance of Common
 Stock in connection
 with conversion of
 debentures...........    457,412     458       --       --    1,058,055           --        --         --      1,058,513
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......     46,429      46      (165)     --          (46)          --        --         --            --
Issuance of Common
 Stock for
 acquisitions.........    417,796     418       --       --      534,783           --        --         --        535,201
                       ---------- ------- ---------   ------ -----------  ------------  --------  ---------  ------------
Balance at December
 31, 1998.............  4,410,041 $ 4,410   287,025   $  287 $41,722,902  $(46,709,764) (281,250) $(210,937) $ (5,193,102)
Net loss..............        --      --        --       --          --     (7,694,782)      --         --     (7,694,782)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......  1,293,601   1,294      (190)     --       (1,294)          --        --         --            --
Accrued Preferred
 Stock dividends in
 arrears..............        --      --        --       --                 (1,000,000)      --         --     (1,000,000)
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,050,000   8,050       --       --      801,950           --        --         --        810,000
                       ---------- ------- ---------   ------ -----------  ------------  --------  ---------  ------------
Balance at December
 31, 1999............. 13,753,642 $13,754   286,835   $  287 $42,523,558  $(55,404,546) (281,250) $(210,937) $(13,077,884)
                       ========== ======= =========   ====== ===========  ============  ========  =========  ============

                            See accompanying notes.

                             DIVOT GOLF CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                    -------------------------
                                                       1999          1998
                                                    -----------  ------------
Operating Activities
Net loss........................................... $(7,694,782) $(16,006,927)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Discount on convertible debentures...............         --      2,835,559
  Loss on investments .............................         --      6,958,750
  Loss on disposal of furniture and equipment......      40,378           --
  Issuance of shares in settlement of litigation...     810,000           --
  Depreciation and amortization....................       5,986       270,844
  Gain on sale of golf course......................         --       (523,799)
  Writedown of license, deposits and property and
   equipment.......................................         --        705,609
  Trade accounts receivable........................     (82,608)      352,018
  Accounts receivable from related parties.........      41,030         5,181
  Prepaid expenses and other assets................    (424,867)      133,780
  Accounts payable.................................     296,398       625,007
  Accrued expenses and other liabilities...........     110,539       743,039
  Accrued compensation.............................   5,139,414           --
  Amounts due to related parties...................      26,500        34,000
                                                    -----------  ------------
Net cash used in operating activities..............  (1,732,012)  (3,866,939)
                                                    -----------  ------------
Investing Activities
Payments for intangible assets.....................         --            --
Purchases of property and equipment, net...........     (20,864)   (2,245,966)
Change in restricted cash..........................         --        135,019
Proceeds from sale of subsidiaries.................         --      1,875,913
                                                    -----------  ------------
Net cash used in investing activities..............     (20,864)     (235,034)
                                                    -----------  ------------
Financing Activities
Proceeds from borrowings...........................   1,675,000     1,717,504
Payments on borrowings.............................         --     (4,065,328)
Proceeds from notes payable to related parties.....     251,800       410,000
Proceeds from issuance of common stock.............         --      1,967,099
Proceeds from sale of convertible preferred stock,
 net...............................................         --      4,020,000
                                                    -----------  ------------
Net cash provided by financing activities..........   1,926,800     4,049,275
                                                    -----------  ------------
Increase (decrease) in cash........................     173,924       (52,698)
Cash at beginning of year..........................         568        53,266
                                                    -----------  ------------
Cash at end of year................................ $   174,492  $        568
                                                    -----------  ------------
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest........... $       --   $    463,643
                                                    ===========  ============

                            See accompanying notes.

                            DIVOT GOLF CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Divot Golf Corporation ("the Company") is engaged in the development, licensing and marketing of golf-related businesses. Additionally, the Company plans to reposition itself by providing specialized e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

  As of December 31, 1999, the Company has a net working capital deficiency of $13,286,332 and a shareholders' deficit of $13,077,884. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

 Furniture and Equipment

  Furniture and equipment is recorded at cost. Depreciation on furniture and equipment begins when the assets are placed into service and is charged to operations over the estimated useful lives of the assets (3 to 5 years), utilizing the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

 Other Assets

  Other assets consist primarily of financing costs and an option to purchase assets of Orbit Network, Inc. (Note 9). Costs incurred in obtaining long-term debt obligations are capitalized at cost and amortized over the lives of the respective loans.

 Cash and Cash Equivalents

  The Company considers highly liquid, short-term investments with a maturity of three months or less when purchased to be cash equivalents.

 Revenues

  Revenues for product related sales, net of allowance for returns, are recognized at the time merchandise is shipped to the customer.

  Internet related revenues are derived from development of Internet services including creating, hosting and maintaining Web sites, informational listings, banner advertising and transactions including fees for online brochure ordering. Certain advertising contracts include guarantees of a minimum number of impressions. To the extent minimum guaranteed impressions are not met, the Company defers revenue recognition until the guaranteed impression levels are achieved. Contract terms range from one to twelve months. Revenues are recognized ratably over the term of each contract.

                            DIVOT GOLF CORPORATION

 Stock Based Compensation

  On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which requires companies to recognize as expense the fair value of all stock-based awards on the date of grant, or continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123 (See Note 7, "Stock Options").

 Advertising Expense

  The cost of advertising is expensed as incurred. The Company incurred $4,000 and $100,000 in advertising costs during the years ended December 31, 1999 and 1998, respectively.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentration of Credit Risk

  The Company's primary financial instrument subject to potential concentration of credit risk is trade accounts receivable which are unsecured. The Company provides an allowance for doubtful accounts based on its analysis of potentially uncollectible accounts. The Company's trade receivables arise principally from the development of Internet related services. As of December 31, 1999, the Company had no significant concentrations of credit risk with any individual customers.

 Net Loss Per Share

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the FAS 128 requirements. Stock options, warrants and the convertible debentures are considered anti-dilutive and therefore have not been included in the computation.

 Long Lived Assets

  Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of furniture and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

                            DIVOT GOLF CORPORATION

 Fair Value of Debt

  The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

 Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any items of other comprehensive income in any of the years presented.

 Segment Reporting

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("FAS 131"), which superceded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of Business Enterprise. FAS 131 establishes standards for the public reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Since the Company only operates in one segment, the adoption of FAS 131 did not affect the Company's net loss or financial position.

 Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of FAS 133 will have a material impact on the consolidated financial statements.

2. NOTES PAYABLE

  Notes payable consists of the following at December 31:

                                                            1999       1998
                                                         ---------- ----------
Unsecured convertible 7% and 9% debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock........ $1,675,000 $      --
Unsecured 7% notes payable due January 1999, principal
 and interest payable at maturity.......................  1,527,500  1,527,500
Other notes payable.....................................    190,004    190,004
                                                         ---------- ----------
                                                         $3,392,504 $1,717,504
                                                         ========== ==========

                            DIVOT GOLF CORPORATION

  Notes payable to related parties consists of the following at December 31:

                                                               1999     1998
                                                             -------- --------
Unsecured 6% notes, with principal and interest payable on
 demand..................................................... $410,000 $410,000
Unsecured 12% note to former employee due March 2000, with
 principal and interest payable at maturity.................  225,000      --
Other notes payable.........................................   26,800      --
                                                             -------- --------
                                                             $661,800 $410,000
                                                             ======== ========

Convertible Debentures

  During November 1997, the Company issued $2,269,995 of convertible debentures payable on December 31, 1998. The holders of the debentures are entitled to convert the debentures into common stock of the Company at a conversion price equal to the lesser of (i) $2.55 per share or (ii) 70% of the average closing bid of the common stock during the last five trading days prior to conversion. The debentures accrue interest, payable quarterly commencing March 1, 1998, at a rate of 5% per annum. If the Company does not file a Registration Statement with the Securities and Exchange Commission ("SEC") to register securities in a public offering within 120 days from November 18, 1997, the interest rate shall increase to 18% per annum. If the Effective Date of the Registration Statement has not occurred by the 180th day after November 18, 1997, then the interest rate shall further increase to 24% per annum until the Effective Date. The accrued interest is convertible into common stock of the Company at the same conversion price as the debenture principal. In any event, each holder cannot as a result of such conversions beneficially own more than 4.99% of the then outstanding common stock. In the event that the debenture holder proposes to convert all or any portion of the principal and interest at a conversion price of less than $0.05, the Company shall have the option to redeem all or any part of the amount proposed to be converted at a redemption price of 125% of the amount of the principal and interest proposed to be converted.

  As of December 31, 1997, $1,259,346 of the debentures' principal had been converted into shares of common stock, leaving $1,010,649 of convertible debentures outstanding.

  During the year ended December 31, 1998, the remaining $1,010,649 of the debentures were converted into 457,412 shares of common stock, which equated to $1,058,513 in equity, including accrued interest on discount, net of finance fees.

  During 1998, the Company issued $3 million of convertible notes. These convertible notes were secured by a subordinated pledge of the common stock of Miller Golf, Inc. (see Note 8), which matured on December 31, 1999, and accrued interest at 7% per annum, payable quarterly beginning on July 1, 1998. The notes were convertible into shares of the Company's common stock at the lesser of $7.50 per share or 75% of the average closing bid price of the common stock during the last five trading days prior to conversion. The convertible note holders also received warrants to purchase 98,182 shares of common stock at $7.50 per share. On May 31 and June 9, 1998, the holders of these convertible debentures and warrants exchanged the debt and warrants for 3,000 shares of the Company's 7% Cumulative Convertible Preferred Stock ("Preferred Stock") and warrants to purchase approximately 133,000 shares of the Company's common stock at $15.00 per share, exercisable for three years from the date of issuance.

  From October through December of 1999, the Company issued $1,675,000 of 7% and 9% convertible debentures maturing at various dates through June 2000. Immediately upon the closing of a merger transaction between OrbitTravel.com, Inc., a wholly owned subsidiary, and the Company, the debenture holders shall automatically convert all principal and interest into common stock of the Company at a fixed conversion price of $.50 per common share. In the event the merger has not occurred by the maturity date, all principal and unpaid

                            DIVOT GOLF CORPORATION
interest shall be payable on demand. If, by the maturity date, the conversion has not taken place or the principal and interest have not been repaid, the interest rate attributable to the principal sum shall continue to accrue thereafter at a rate of 12% per annum. Certain debenture agreements contain covenants which require the Company to perform a reverse split of not less than fifteen shares of the Company's common stock for one share of common stock. Certain debenture agreements also contain additional terms including registration rights and default provisions.

Notes Payable

  During July and August of 1998, the Company issued $1,527,500 of unsecured 7% notes maturing in January 1999. The Company is in default on these notes as of December 31, 1999. In connection with the issuance of the notes, the Company issued warrants to purchase 1,222,000 shares of common stock of the Company at $1.25 per share. The warrants are exercisable for a period of three years from the date of issuance. The estimated fair value of these warrants, $1,793,328, has been recorded as paid-in-capital.

3. LEASES

  The Company rents office space under operating leases which expire at various times through 2000. Total rent expense for the Company was approximately $32,000 and $388,000 for the years ended December 31, 1999 and 1998, respectively.

4. RELATED PARTY TRANSACTIONS

  The Company funded expenses on behalf of certain entities affiliated through common ownership. Accounts receivable from related parties were $114,332 and $155,362 at December 31, 1999 and 1998, respectively. The Company expects payment of the amount outstanding at December 31, 1999 within the next twelve months; accordingly, the amounts are classified as current assets.

  In January 2000, the Company executed three settlement agreements relating to 1999 and 1998 employment contracts with a former employee and two executives currently employed by the Company. The Company agreed to pay $425,000 during 2000 and issue 36,133,333 shares of common stock that the Company expects to issue in the first quarter of 2000. The Company recorded an additional $4.7 million of compensation expense in the Statement of Operations for the year ended December 31, 1999 and has accrued $5.1 million in accrued compensation at December 31, 1999 for these settlement agreements.

5. INCOME TAXES

  Under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                            DIVOT GOLF CORPORATION

  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------  ------------
Deferred tax liabilities:
  Tax over book depreciation and amortization........ $       --    $       --
                                                      -----------  ------------
                                                      $       --    $       --
                                                      ===========  ============

Deferred tax assets:
  Book over tax depreciation and amortization........ $       --   $    130,000
  Net operating loss carryforwards...................  11,850,000     8,000,000
  Loss on forfeiture.................................      80,000     1,920,000
  Legal contingency..................................     530,000       436,000
  Other..............................................         --          4,000
                                                      -----------  ------------
Total deferred tax assets............................  12,460,000    10,490,000
                                                      ===========  ============
Valuation allowance for deferred tax assets.......... (12,460,000)  (10,490,000)
                                                      ===========  ============
Net deferred tax assets..............................         --            --
                                                      ===========  ============
Net deferred taxes                                    $       --    $       --
                                                      ===========  ============

  At December 31, 1999, the Company has a net operating loss carryforward of $29 million which will begin to expire in the year 2007. Given the changes in the business and ownership, management believes it is highly unlikely that $11.1 million of the net operating loss will be available to offset future losses. The tax benefits of these items are reflected in the above table of deferred tax assets and liabilities. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                          DECEMBER 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
Income tax benefit at U.S. statutory rate........... $(1,730,000) $(5,153,000)
Amortization and write-off of goodwill..............         --       105,000
State tax benefit, net..............................    (250,000)    (736,000)
Interest expense for which no tax benefit was
 provided...........................................         --       176,000
Excess compensation.................................     953,000          --
Other items.........................................       3,900       12,100
Change in valuation allowance.......................   1,023,100    5,595,900
                                                     -----------  -----------
Tax expense......................................... $       --   $       --
                                                     ===========  ===========

                            DIVOT GOLF CORPORATION

6. SHAREHOLDERS' DEFICIT

  Effective June 2, 1998, the Company increased the number of common shares authorized from 50 million to 200 million. During 1998, the Company issued 551,933 shares of common stock with a value of $1,431,898, of which 501,933 shares were issued to accredited investors in a private placement offering for proceeds of $1,014,969 and 50,000 shares, with a fair value of $422,000, were issued in connection with the issuance of notes payable. In addition, the Company issued 417,796 shares of common stock with a value of $535,201 in connection with acquisitions. The value of the issued stock was determined based on the fair market value of the Company's stock on the date of the transaction.

  During 1998, the Company closed on 68 units of private placement offerings of 7% Cumulative Convertible Preferred Stock ("Preferred Stock") for $1,020,000. In addition, the Company issued 200 units of private placement offerings for $3,000,000, in exchange for $3,000,000 of convertible debentures obtained in 1998 in order to finance the Miller acquisition (see Note 8). The Preferred Stock was offered in units of 15 Preferred Shares, with each such share having a liquidation value of $1,000 and 667 warrants, for a price of $15,000 per unit.

  In connection with the sale and issuance of the Preferred Stock in 1998, the Company issued warrants, exercisable immediately, to purchase 178,756 shares of common stock of the Company at $15.00 per share for a period of three years from the date of issuance.

  The holders of the Preferred Stock are entitled to a cash dividend equal to $180 per share payable quarterly commencing April 1, 1998, although the Company has the option to utilize shares of its common stock, under certain conditions, to satisfy the dividend requirement. The purchaser has the right to convert the Preferred Stock immediately into a number of shares of the Company's common stock equal to $1,000 per share of Preferred Stock divided by the Conversion Price. The Conversion Price means the lesser of (1) $10.50 or
(2) 75% of the average of the closing bid price of a share of the Company's common stock during the ten trading days prior to such conversion provided that the holder can not as a result of such conversion beneficially own more than 4.99% of the then outstanding common stock. In the event the Conversion Price falls below $7.50, the Company may redeem, at $1,250 per share plus any accrued but unpaid dividends, all (but not any part) of shares proposed to be converted. In conjunction with the discount allowed on the conversion of the Preferred Stock into common stock, the Company has recorded dividends of $687,777. The Preferred Stock does not carry any voting rights. As of December 31, 1999, 393 units of Preferred Stock had been sold. The Company recorded preferred dividends in arrears of $1,000,000 and $730,000, or $.07 and $.16 per share of common stock, during 1999 and 1998, respectively.

  As of December 31, 1999, warrants to purchase 4,002,332 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from $2.55 to $36.00 per share; 66,667 warrants expire January 20, 2000 (exercise prices range from $11.25 to $22.50); 60,000 warrants expire June 30, 2000 (exercise price equals $36.00 per share); 16,667 warrants expire September 28, 2000 (exercise price equals $36.00 per share); 908,438 warrants expire November 18, 2000 (exercise price equals $2.55 per share or 70% of the average closing bid of the common stock during the last five trading days prior to conversion); 1,002,742 warrants expire November 18, 2000 (exercise price equals $5.10 per share or 70% of the average closing bid of the common stock during the last five trading days prior to conversion); 264,000 warrants expire December 3, 2000 (exercise price equals $15.00 per share); 56,667 warrants expire January 28, 2001 (exercise price equals $3.00 per share); 181,818 warrants expire April 2, 2002 (exercise price equals $6.00 per share); and 223,333 warrants expire January 28, 2003 (exercise prices range from $2.81 to $3.00 per share); 1,222,000 warrants expire from July 14, 2001 through July 30, 2001 (exercise price equals $15.00 per share).

  Subsequent to March 22, 1999, the Company's common stock was de-listed from the Nasdaq SmallCap Market as a result of the Company's failure to meet various listing requirements.

                            DIVOT GOLF CORPORATION

Loss per Share

  The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings per Share:

                                                           December 31
                                                     -------------------------
                                                        1999          1998
                                                     -----------  ------------
   Numerator:
     Net loss......................................  $(7,694,782) $(16,006,927)
     Accrued preferred stock dividends in arrears..   (1,000,000)     (730,000)
     Preferred stock dividends--conversion
      discount.....................................          --       (687,777)
                                                     -----------  ------------
     Numerator for basic and dilutive earnings per
      share--income available to common
      stockholders.................................  $(8,694,782) $(17,424,704)
   Denominator:
     Denominator for basic and diluted earnings per
      share--weighted-average shares...............    8,469,500     3,641,700
                                                     -----------  ------------
     Basic and diluted loss per share..............  $     (1.03) $      (4.78)
                                                     ===========  ============

  The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, warrants, and stock options are as follows at:

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
For conversion of convertible preferred stock........  48,136,178   30,422,758
For conversion of convertible debentures.............   4,290,000          --
Outstanding warrants.................................   4,002,332    4,012,332
Outstanding stock options............................         --       818,500
Possible future issuance under stock option plan.....   1,600,000      781,500
                                                       ----------   ----------
  Total shares potentially convertible...............  58,028,510   36,035,090
                                                       ==========   ==========

  As of December 31, 1999, the Company had 128,217,848 common shares available to be issued.

7. STOCK OPTIONS

Stock Option Plan

  On June 3, 1994, the Board of Directors and the stockholders of the Company adopted the Brassie Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "1994 Stock Option Plan") as an incentive for key employees. The purchase price for any Stock Awards and the exercise price for any Options may not be less than the fair market value for the common stock on the date of grant. Unless otherwise agreed between the grantee and the Company, the Stock Awards and Options expire 90 days after termination of the grantee's relationship with the Company. The 1994 Stock Option Plan provides that an aggregate of 100,000 shares be reserved for future issuance.

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

                            DIVOT GOLF CORPORATION

  On May 22, 1998, the Company issued a total of 16,000 options to employees of the Company under the 1994 Stock Option Plan. These options vest over a three year period and have an exercise price of $2.55 per share, which approximates the fair value of the stock price on the date of grant.

  On June 15, 1998, the Company issued a total of 733,333 options with immediate vesting to certain officers and key employees of the Company under the 1998 Plan. These options have an exercise price of $2.81 per share which equals the fair value of the stock price on the date of grant. On September 2, 1998, the Company issued a total of 240,000 options with immediate vesting to certain officers and key employees of the Company under the 1998 Plan. These options have an exercise price ranging from $1.50 to $2.81 per share, which exceeds the fair value of the stock price on the date of grant.

  On September 3, 1998, the Company issued a total of 69,167 options to employees and consultants to the Company under the 1998 Plan. These options vest over a three year period and have an exercise price of $2.81 per share, which exceeds the fair value of the stock price on the date of grant.

Options Outstanding, Common Stock

                                                          Options Outstanding
                                                          ----------------------
                                                                       Weighted
                                                Shares                  Average
                                              Available     Number     Exercise
                                              For Grant   Of Shares      Price
                                              ----------  -----------  ---------
Balances at December 31, 1997................     60,383       39,617   $  2.90
  1998 Plan adopted..........................  1,500,000          --        --
  Options granted............................ (1,058,500)   1,058,500     $2.77
  Options forfeited..........................    279,617     (279,617)    $2.67
  Options exercised..........................        --           --        --
                                              ----------  -----------   -------
Balances at December 31, 1998................    781,500      818,500     $2.81
                                              ----------  -----------   -------
  Options granted............................        --           --        --
  Options forfeited..........................    818,500     (818,500)    $2.81
  Options exercised..........................        --           --        --
                                              ----------  -----------   -------
Balances at December 31, 1999................  1,600,000          --      $ --
                                              ==========  ===========   =======

  The weighted average fair values of options granted during 1998 were $1.63. No options were granted during 1999. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were as follows:

                                                                           1998
                                                                           ----
Risk-free interest rate................................................... 5.11%
Expected years until exercise.............................................    3
Expected stock volatility................................................. 1.19
Dividend yield............................................................    0%

                            DIVOT GOLF CORPORATION

  Since the stock options granted during 1998 had exercise prices which were greater than or equal to the fair value of the common stock on the date of grant, no compensation expense was recognized during 1998. The following table reflects pro forma net loss had the Company elected to adopt the fair value approach of FAS 123:

                                                         1999          1998
                                                      -----------  ------------
Net loss:
  As reported........................................ $(7,694,782) $(16,006,927)
  Pro forma..........................................  (7,458,336)  (16,243,370)
Diluted loss per share:
  As reported........................................ $     (1.03) $      (4.78)
  Pro forma..........................................       (1.00)        (4.85)

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

8. LOSS ON INVESTMENTS

  On April 8, 1998, the Company completed its $4.3 million acquisition of all the issued and outstanding stock of Miller Golf, Inc. ("Miller"). This transaction was accounted for using the purchase method of accounting with results of operations of Miller included in the Company's operations from the date of acquisition. The Company recorded the acquired assets and liabilities at their estimated fair value. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The Miller stock was acquired from its shareholders for a combination of $3 million in cash, $1 million in notes payable to the sellers and 53,333 shares of the Company's common stock which, in the aggregate, had a fair market value of $300,000 at the date of closing. The sellers' notes were paid in full on September 16, 1998.

  Prior to the acquisition of Miller, a $2 million line of credit was entered into between Miller and a financial institution. This line of credit was secured by Miller's assets and included certain covenants. Miller violated a covenant prohibiting Miller from paying more than $100,000 in dividends or intercompany advances by advancing the company $500,000 in 1998. In 1999, the financial institution sold the debt to a third party who foreclosed on the Company's interest in Miller. Since the default occurred during 1998, the assets of Miller were written off as of December 31, 1998. The Company recorded a loss of approximately $3.8 million in connection with this foreclosure, which is reflected in loss on investments in the 1998 consolidated financial statements.

  On April 15, 1998, the Company completed its $500,000 stock acquisition of Divot Golf Subsidiary, Inc. ("DGS"), which was accounted for using the purchase method of accounting. Accordingly, the Company recorded the acquired assets and liabilities at their estimated fair value. The DGS stock was acquired from its sole shareholder, Joseph R. Cellura, who serves as Director, Chairman of the Board, and Chief Executive Officer of the Company. The purchase price consisted of a combination of (i) $300,000 in cash and (ii) a short term promissory note in the principal amount of $200,000 (the "Note"). The Note provides for interest accruing at 6% per annum, payable quarterly beginning June 30, 1998. The Note was paid in full as of September 30, 1998. The assets of DGS included its name, certain patent and licensing rights, and molds for producing a divot repair tool. When Miller's assets were seized due to the foreclosure, the assets of DGS were also seized. Therefore, the assets of DGS were written off as of December 31, 1998. Since no activity occurred in DGS prior to the seizure of its assets, no operations have been recorded in the Company's statements of operations. The Company recorded a loss of approximately $500,000 in connection with this seizure of assets, which is included in the loss on write-off of investments line item in the 1998 consolidated financial statements.

                            DIVOT GOLF CORPORATION

  On April 20, 1998, the Company completed its $136,879 acquisition of all of the issued and outstanding stock of Talisman Tools Incorporated ("Talisman"), which was accounted for using the purchase method of accounting. Accordingly, the Company recorded the acquired assets and liabilities at their estimated fair value. The Talisman stock was acquired for a combination of (i) two short-term, non-interest bearing promissory notes in the aggregate amount of $55,000 payable on May 20, 1998 (ii) $46,875 of the Company's common stock (10,000 shares valued at the date of closing) and (iii) assumed notes of $35,004. Talisman is a manufacturer of high-quality greens repair tools. The assets of Talisman included a pending patent on the specialized divot repair tool and the proprietary process of producing the divot repair tool. Subsequent to the purchase, the Company was threatened to be sued for patent infringement if the Company sold products based on the design of the repair tool that the Company acquired as part of the Talisman acquisition. As a result, the Company ceased making payments on the loan to the sellers of Talisman. The sellers of Talisman sued Divot for failing to pay them consideration still due them under the acquisition agreement. The molds that the Company acquired from Talisman were ultimately seized as part of the Miller asset foreclosure. The assets of Talisman were written off as of December 31, 1998. Since no activity occurred in Talisman prior to the lawsuit and write-off of assets, no operations have been recorded in the Company's statements of operations. The Company recorded a loss of approximately $140,000 in connection with this write-off, which is included in loss on investments in the 1998 consolidated financial statements.

  During 1998, the Company was delinquent on two loans payable to banks which were secured by land. During 1999, the loans were foreclosed upon and the land was seized by the banks. Since the purported event of default was in 1998, the Company wrote off the land as of December 31, 1998. In connection with this foreclosure, the Company recognized a loss of approximately $1,500,000, which is included in loss on investments in the 1998 consolidated financial statements.

  The Company recorded approximately $1,000,000 as a loss on investments in the 1998 consolidated financial statements for amounts spent on possible business ventures which were aborted during 1998 as follows:

Divot-RFG Joint Venture, L.L.C. .................................... $  200,000
Mobilesuites........................................................    190,000
Tour Tavern.........................................................    150,000
Honma J.V. .........................................................    100,000
Other...............................................................    360,000
                                                                     ----------
                                                                     $1,000,000
                                                                     ==========

  Due to the aborted business interests during 1998, certain licenses, deposits and fixed assets were written off in the amount of $705,609 which represents the net book value of the assets at December 31, 1998. The loss is reflected in the write down of assets line item in the 1998 consolidated financial statements.

9. ACQUISITION AND DISPOSITION OF ASSETS

  On April 2, 1998, the Company sold its leasehold interest in the golf course assets at The Gauntlet at Curtis Park, a wholly owned subsidiary, for $5,400,000 of which approximately $4,800,000 was used to reduce the Company's debt. The net realized gain on the sale of the golf course was approximately $524,000.

  On November 1, 1999, the Company entered into a right to use agreement with Orbit Network, Inc. pursuant to which the Company paid $500,000 in cash for a six-month right to use and operate Orbit Network's Global Distribution Systems ("GDS") contracts with various travel agencies and tourism organizations, its services agreement with America OnLine and related furniture and equipment. As part of this right to use agreement, the Company will operate the "TravelFile" website that provides travel suppliers and Internet users travel planning

                            DIVOT GOLF CORPORATION
services. The Company is entitled under the right to use agreement to retain any revenues for a six-month period that may be generated from these GDS and ancillary contracts. Also, as part of the right to use agreement, the Company paid $100,000 (included in $500,000 paid November 1, 1999) for the option to purchase in its sole and absolute discretion the GDS and ancillary contracts and related furniture and equipment for the assumption of $5.1 million of Orbit Network debt. This purchase option expires on May 1, 2000, unless otherwise extended.

10. COMMITMENTS AND CONTINGENCIES

  The Company has employment agreements with certain of its executive officers, the terms of which expire at various times through June 24, 2006. Such agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management goals are attained. In addition, the Company is required to issue 18 million stock options to these executives during 2000 to purchase the Company's common stock at an exercise price equal to the fair market value at the date of issuance. Minimum commitments for future salaries, excluding bonuses, by year and in the aggregate consist of the following at December 31, 1999:

2000................................................................. $  835,000
2001.................................................................    835,000
2002.................................................................    835,000
Thereafter...........................................................  1,957,000
                                                                      ----------
                                                                      $4,462,000
                                                                      ==========

  In connection with the Company's February 21, 1996 Agreement in Principle with the Company's three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four previously owned golf courses. However, the Company's efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against the Company claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996, the court issued a preliminary injunction which required the Company to transfer to EPI Pension Fund 45% of the outstanding equity in the Company's GLV and GMW subsidiaries whereby the Company retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. The Company filed an appeal brief to this preliminary injunction on August 14, 1996. The court denied this appeal on February 11, 1997. The Company entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which intended to resolve all outstanding issues between the Company and the EPI Pension Fund. The Company failed to perform all of the Company's obligations under the settlement agreement. On February 10, 1998, the court entered an order directing the Company to perform fully all of the Company's obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, the Company offered partial performance under the settlement agreement which was taken under advisement by the court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future.

  The Company submitted a proposed settlement to the EPI Pension Fund, with a $3,000 good faith deposit. The terms of the proposed settlement include a down payment to be made within 30 days of executing the settlement documents with a balloon payment to be delivered at the end of one year. The deferred payment will be non-interest bearing. The Company has requested that it be permitted to prepay the settled amount at a discount. The Company does not know if the settlement will be secured. A penalty will be imposed upon default on the proposed settlement in addition to EPI Pension Fund's rights to enforce the original judgment of $152,000. The Company cannot be assured that the proposed settlement will be accepted by the EPI Pension Fund or that the terms will be substantially similar to those disclosed above.

                            DIVOT GOLF CORPORATION

  The Company is involved in other legal proceedings as a part of its normal course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

11. SUBSEQUENT EVENTS

  On January 9, 2000, OrbitTravel.com, the Company's wholly owned subsidiary, executed a content distribution agreement for a term of three years with AsiaGateway.com, Ltd. Under the terms of this agreement, the Company was required to issue 200,000 shares of its common stock 30 days from the execution of this agreement. As of February 16, 2000, since the Company has not issued such shares, either party may terminate this agreement.

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by one of the Company's directors and executive officers, assigned to the Company its rights and obligations under an agreement dated as of the same date pursuant to which the Company purchased the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable due in 2000 in the amount of $540,000, and the future issuance of 3,000,000 shares of the Company's common stock. A creditor of Orbit Network acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000. Under the terms of the agreement, the Company is required to pay two independent contractors a total of $450,000 over three years in exchange for professional consulting services to the Company.

  A holder of the Company's convertible preferred stock ("the holder") paid $97,915 on the Company's behalf during 1998 to satisfy some of the Company's payroll obligations to employees. In full satisfaction of the amounts the Company owes to the holder and other litigation threatened by the holder, the Company entered into a settlement agreement with the holder as of January 31, 2000 pursuant to which the Company has agreed to issue to the holder approximately 4.5 million shares of the Company's common stock and deliver to the holder specific items of personal property owned by the Company and by the Chairman and CEO of the Company.

  On January 31, 2000, the Company entered into an agreement with Wilhelmina Artist Management LLC pursuant to which the Company would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80 million shares of the Company's common stock. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000.

  On February 7, 2000, OrbitTravel.com executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide the Company with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use with the Company's TravelFile service. Under the agreement, the Company will issue 2.5 million shares of the Company's common stock vesting in equal annual installments over the three-year term of the agreement. In addition, the Company has verbally agreed to issue Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy.

  On February 15, 2000, an accredited investor agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby the investor agreed to purchase: (1) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of the

                            DIVOT GOLF CORPORATION

Company's common stock at $0.3182 per share on or before September 30, 2000. The investor's agreement to purchase the Company common stock is subject to several conditions, including the condition that the shares to be issued to the investor must be freely tradeable. In addition, if the Company's total equity market capitalization is less than $200 million on any dates that the investor purchases the Company's common stock, the Company has agreed to proportionally reduce the per share price of the common stock to be purchased by the investor. The agreement also requires that the Company appoint two directors who are nominated by the investor to the Company's board.

  On February 24, 2000, the Company executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of the Company's common stock. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by one of the Company's executive officers. This letter of intent expires on May 1, 2000.

  On October 22, 1998, an individual ("the plaintiff") filed a complaint against the Company, the Chairman and CEO of the Company and other entities controlled by him alleging that the Company violated various federal and state securities laws. On February 16, 2000, the Company and the plaintiff executed a settlement pursuant to which the Company agreed to pay $150,000 during 2000 and to issue 850,000 shares of the Company's common stock in settlement of this dispute. Of these shares, 400,000 shares were issued during 1999 and the remaining 450,000 shares were issued on February 25, 2000. If the Company fails to pay the amounts due in 2000 or 450,000 shares of the 850,000 shares of the Company's common stock are not freely tradeable by the terms of the settlement agreement, the Company has agreed that a judgment for $575,000 may be entered into against the Company, the Chairman and CEO of the Company and other entities controlled by him. If the price of the Company's common stock falls below 30 cents per share for two trading days before March 18, 2000, the Company has agreed to repurchase 400,000 shares of the Company's common stock for a minimum of 30 cents per share.

  In January and May of 1999, a group of former stockholders and employees (including a former officer of the Company) and stockholders and employees of various companies, formerly controlled by the Chairman and CEO of the Company, filed three lawsuits against the Company, these various acquired corporations, the Chairman and several of the Company's other executive officers and stockholders. The complaints alleged, among other things, that (1) the Company had failed to issue an aggregate of 15 million shares of the Company's common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to the Company's common stock on June 2,
1998), (2) the Company and its officers had committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable to a former officer of the Company in the amount of $225,000; (2) the issuance of 7.65 million shares of the Company's common stock (of which 333,334 shares were issuable to the Company's former officer); and (3) the assignment by the Chairman of the Company of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. The Chairman assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. As of February 10, 2000, the Company has not repaid any amounts due under the $225,000 note payable. This note payable currently matures on March 31, 2000.