Form 10QSB
period 1999-03-31
DIVOT GOLF CORP
filed 2000-03-24
CIK 916184

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1999; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________

     COMMISSION FILE NO. 0-24812


                         DIVOT GOLF CORPORATION

------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                  56-1781650
------------------------------               -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

              927 Lincoln Road, Suite 200, Miami Beach, FL 33139
------------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (305) 538-2727
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

On March 13, 2000 there were 100,779,740 shares of the issuer's Common Stock, $.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           DIVOT GOLF CORPORATION
                          QUARTERLY REPORT FOR THE
                         PERIOD ENDED MARCH 31, 1999

                                FORM 10-QSB

                             TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 1999
        and December 31, 1998...............................................  3

        Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1999 and 1998...............................  5

        Condensed Consolidated Statements of Changes in Shareholders' Deficit
        for the three-month period ended March 31, 1999.....................  6

        Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998................................ 7

        Notes to Condensed Consolidated Financial Statements................. 8

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................26
Item 2. Changes in Securities................................................30
Item 3. Defaults Upon Senior Securities......................................31
Item 4. Submission of Matters to a Vote of Securities Holders................31
Item 5. Other Information....................................................31
Item 6. Exhibits and Reports on Form 8-K.....................................31

Signatures...................................................................33

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          DIVOT GOLF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS

                                                    March 31,
                                                       1999                     December 31,
                                                   (Unaudited)                      1998
                                                  ---------------              ---------------

Current assets:
  Cash                                                  $    253                     $    568
  Accounts receivable from related parties                95,247                      155,362
                                                  ---------------              ---------------
Total current assets                                      95,500                      155,930

Furniture and equipment, net                              60,322                       97,523
                                                  ---------------              ---------------
Total assets                                          $  155,822                   $  253,453
                                                  ===============              ===============



See accompanying notes

                          DIVOT GOLF CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        March 31, 1999
                                                          (Unaudited)        December 31,
                                                                                 1998

                                                        ----------------    ---------------
Current liabilities:
   Accounts payable                                         $ 1,147,975         $  914,216
   Accrued expenses                                           1,173,541          1,252,127
   Accrued compensation and payroll                             333,180            188,708
   Amounts due to related parties                                34,000             34,000
   Dividends payable                                            730,000            730,000
   Notes payable                                              1,724,304          1,717,504
   Notes payable to related parties                             410,000            410,000
                                                        ----------------    ---------------
Total current liabilities                                     5,553,000          5,246,555
                                                        ----------------    ---------------

   Other liabilities                                            200,000            200,000
                                                        ----------------    ---------------

Shareholders' deficit:
    Convertible Preferred Stock, $.001 par value;
    1,000,000 shares authorized; 286,835 and 287,025
      shares issued and outstanding as of March 31,
      1999 and December 31, 1998, respectively
      (aggregate liquidation preference of $5,585,000)              287                287
    Common Stock, $.001 par value; 200,000,000 shares
      authorized; 6,103,642 and 4,410,041 shares issued
      and outstanding as of March 31, 1999 and
      December 31, 1998, respectively                             6,104              4,410
   Additional paid-in capital                                41,721,208         41,722,902
   Accumulated deficit                                      (47,113,840)       (46,709,764)
   Convertible Preferred Stock held in
      treasury, 281,250 shares                                (210,937)          (210,937)
                                                         ---------------    ----------------
Total shareholders' deficit                                 (5,597,178)        (5,193,102)
                                                         ---------------    ---------------
Total liabilities and shareholders' deficit                  $  155,822         $  253,453
                                                         ===============    ===============

  See accompanying notes

                           DIVOT GOLF CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                              Three Months Ended
                                                                  March 31
                                                              ---------------

                                                            1999                      1998
                                                   ---------------           ---------------
   Operating revenues:
      Golf revenues                                     $       -              $    101,457
      Food and beverage revenues                                -                    13,751
      Proshop revenues                                          -                     9,539
      Membership fees and dues                                  -                     5,783
      Management and design fees                                -                     6,938
      Other                                                     -                         -
                                                   ---------------           ---------------
           Total operating revenues                             -                   137,468
                                                   ---------------           ---------------

   Operating expenses:
      Golf course operations                                    -                    70,367
      Cost of food and beverage sales                           -                    22,968
      Cost of proshop sales                                     -                    51,607
      Marketing expenses                                        -                    16,172
      General and administrative expenses                 308,304                   892,464
      Professional fees, including legal and
        accounting                                         85,711                   306,279
      Depreciation and amortization expense                     -                    85,322
                                                   ---------------           ---------------
           Total operating expenses                       394,015                 1,445,179
                                                   ---------------           ---------------
      Operating loss                                    (394,015)               (1,307,711)

   Other income (expense):
      Interest expense - contractual                     (27,500)                 (206,131)
      Amortization of debt discount on
       convertible debentures                                  -                  (260,783)
      Writedown of assets                                      -                  (100,000)
      Other income                                        17,439                    22,637
                                                   ---------------           ---------------

   Net loss                                         $   (404,076)            $  (1,851,988)
                                                   ===============           ===============
   Basic and diluted net loss per share              $     (0.08)              $     (0.59)
                                                   ===============           ===============
   Weighted average number of common shares
       outstanding                                      5,180,500                 3,117,080
                                                   ---------------           ---------------




See accompanying notes

                               DIVOT GOLF CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                    DEFICIT



                                                                                         Convertible

                                            Convertible                                     Preferred
                          Common Stock    Preferred Stock    Additional                   Treasury Stock
                       ------------------ ------------------   Paid-in    Accumulated   -------------------
                         Shares   Amount   Shares    Amount    Capital      Deficit      Shares    Amount       Total
                       ---------- ------- ---------  ------- -----------  ------------  --------  ---------   ----------



Balance at December
 31, 1998.............  4,410,041 $ 4,410   287,025   $  287 $41,722,902  $(46,709,764) (281,250) $(210,937)  $ (5,193,102)
Net loss (unaudited)          --      --        --       --          --       (404,076)      --        --         (404,076)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......  1,293,601   1,294      (190)     --       (1,294)          --        --        --            --
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........    400,000     400       --       --         (400)          --        --        --            --
                       ---------- ------- ---------   ------ ------------  ------------  --------  --------- ------------
Balance at March
 31, 1999 (unaudited).  6,103,642 $6,104   286,835   $  287 $41,721,208  $(47,113,840) (281,250) $(210,937)  $ (5,597,178)
                       ========== ======= =========   ====== ===========  ============  ========  ========= ============




See accompanying  notes

                          DIVOT GOLF CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                  For the three months ended
                                                                           March 31,

                                                                  1999                    1998
                                                             ---------------          -------------
   Cash flows from operating activities:
       Net loss                                                $  (404,076)           $ (1,851,988)
       Adjustment to reconcile net loss to
       net  cash  used  in  operating activities:
           Depreciation and amortization                                  -                 85,322
           Amortization of debt discount                                  -                260,783
           Amortization of loan costs                                     -                 76,851
           Net change in other working capital items                336,846                532,684
           Accounts receivable from related parties                  60,115                135,185
                                                             ---------------          -------------
   Net cash used in operating activities                            (7,115)              (761,163)
                                                             ---------------          -------------

   Investing activities:
       (Purchase) sales of property and equipment, net                    -            (1,962,453)
       Change in restricted cash                                          -                  9,007
                                                             ---------------
                                                                                      -------------
   Net cash used in investing activities                                               (1,953,446)
                                                             ---------------          -------------

   Financing activities:
       Proceeds from borrowings                                       6,800              2,525,975
       Payments on borrowings                                             -              (133,745)
       Proceeds from issuance of common stock                             -                    750
       Proceeds from issuance of convertible preferred stock              -                120,000
                                                             ---------------          -------------
   Net cash provided by financing activities                          6,800              2,512,981
                                                             ---------------          -------------

   Decrease in cash                                                    (315)              (201,628)
   Cash at beginning of period                                          568                 53,266
                                                             ---------------          -------------
   Cash (deficit) at end of period                               $      253            $  (148,362)
                                                             ===============          =============

   Supplemental disclosure of cash flow information:

       Cash paid during the period for interest                  $        -            $    85,213
                                                             ===============          =============

See accompanying notes

                           DIVOT GOLF CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                  (Unaudited)



NOTE A.  Business of the Company and Significant Accounting Policies

Description of Business
Divot Golf Corporation ("the Company") is engaged in the development, licensing and marketing of golf-related businesses. Additionally, the Company plans to reposition itself by providing specialized e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

As of March 31, 1999, the Company has a net working capital deficiency of $5,457,500 and a shareholders' deficit of $5,597,178. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 contained in its current Annual Report on Form 10-KSB.

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

                          DIVOT GOLF CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                               (Unaudited)


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

2000............................ $  835,000
2001............................    835,000
2002............................    835,000
Thereafter......................  1,957,000
                                 ----------
                                 $4,462,000
                                 ==========


NOTE C.  Subsequent Events

On January 9, 2000, OrbitTravel.com, the Company's wholly owned subsidiary, executed a content distribution agreement for a term of three years with AsiaGateway.com, Ltd. Under the terms of this agreement, the Company was required to issue 200,000 shares of its common stock 30 days from the execution of this agreement. As of March 23, 2000, since the Company has not issued such shares, either party may terminate this agreement.

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

                           DIVOT GOLF CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                  (Unaudited)


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

  On February 7, 2000, OrbitTravel.com executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide the Company with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use with the Company's TravelFile service. Under the agreement, the Company expects to issue
2.5 million shares of the Company's common stock vesting in equal annual installments over the three-year term of the agreement. In addition, the Company has verbally agreed to issue Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy.

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

                           DIVOT GOLF CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                  (Unaudited)

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

  On October 22, 1998, an individual ("the plaintiff") filed a complaint against the Company, the Chairman and CEO of the Company and other entities controlled by him alleging that the Company violated various federal and state securities laws. On February 16, 2000, the Company and the plaintiff executed a settlement pursuant to which the Company agreed to pay $150,000 during 2000 and to issue 850,000 shares of the Company's common stock in settlement of this dispute. Of these shares, 400,000 shares were issued during the first quarter of 1999 and the remaining 450,000 shares were issued on February 25, 2000. If the Company fails to pay the amounts due in 2000 or 450,000 shares of the 850,000 shares of the Company's common stock are not freely tradeable by the terms of the settlement agreement, the Company has agreed that a judgment for $575,000 may be entered into against the Company, the Chairman and CEO of the Company and other entities controlled by him. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock which Mr. Hochstein has not liquidated prior to that date for 30 cents per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days.

  In January and May of 1999, a group of former stockholders and employees (including a former officer of the Company) and stockholders and employees of various companies, formerly controlled by the Chairman and CEO of the Company, filed three lawsuits against the Company, these various acquired corporations, the Chairman and several of the Company's other executive officers and stockholders. The complaints alleged, among other things, that (1) the Company had failed to issue an aggregate of 15 million shares of the Company's common stock (such number of shares is prior to the effect of a 1-for-15 reverse stock split effected with regard to the Company's common stock on June 2, 1998), (2) the Company and its officers had committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable to a former officer of the Company in the amount of $225,000; (2) the issuance of 7.65 million shares of the Company's common stock (of which 333,334 shares were issuable to the Company's former officer); and (3) the assignment by the Chairman of the Company of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. The Chairman

                       DIVOT GOLF CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                              (Unaudited)

assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. As of February 10, 2000, the Company has not repaid any amounts due under the $225,000 note payable. This note payable currently matures on March 31, 2000.

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        THREE ENDED MARCH 31, 1999

                                (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three-month periods ended March 31, 1999 and 1998 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in the our 1999 Annual Report on Form 10-KSB.

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

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

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

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)


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

  On January 27, 2000,  Spartan  Capital  Management,  LLC, a limited  liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and 3.0 million shares of common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions described in this Quarterly Report are consummated.

On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions described in this Quarterly Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent is subject to the execution of a definitive agreement and customary due diligence. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

shareholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval. This letter of intent is subject to the execution of definitive agreements and customary due diligence. We cannot assure you that this acquisition will be consummated or that it will be consummated on the terms set forth in the letter of intent.

On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant to which we would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80.0 million shares of our common stock, which would represent approximately 9.0% of our common stock assuming all of the transactions described in this Quarterly Report are consummated. We believe that Wilhelmena is one of the world's leading talent management agencies. Wilhelmina and WilhelminaTravelFile.com have entered into an exclusive license pursuant to which WilhelminaTravelFile would showcase Wilhelmena-provided content through an Internet website dedicated to travel information and services. We expect that Wilhelmena models and other celebrities would act as on-screen hosts for travel destinations providing travel tips and inside information, offering special promotions and branded product offerings. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval.

  On January 9, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a content distribution agreement with AsiaGateway.com, Ltd. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of March 23, 2000, since we have not issued such shares, either party may terminate this agreement. Assuming consummation of this transaction, Asiagateway.com would act as our distribution, marketing and sales partner for the Asian region. Asiagateway.com is a provider of commerce, community and content for the Asian marketplace.

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

Content produced and compiled by Asiagateway.com would be integrated into our online travel services. Our online travel services, in turn, would be featured in Asiagateway.com.

  On February 7, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide us with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use within our TravelFile service. We also expect LaSpata/Decaro to assist us in the creation of new video, multi-media, and rich-media content for our online services. We are required to issue under the agreement 2.5 million shares of our common stock vesting in equal annual installments over the three-year term of the agreement, which would represent approximately 0.3% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. In addition, we would issue to Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks:(1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy.

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

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

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

  Since its inception on October 6, 1999, our wholly owned subsidiary, OrbitTravel.com, has issued approximately $3.2 million of debt that is convertible into approximately 6.4 million shares of our common stock. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock. See "Management's Discussion and Analysis of
Financial   Condition  and  Results  of   Operations--   Liquidity  and  Capital
Resources."

  On January 9, 2000, OrbitTravel executed an exclusive content distribution agreement with AsiaGateway. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of March 23, 2000, since we had not issued such shares, either party may terminate this agreement.

  We currently expect to ask our stockholders to approve a reverse stock split on a 20-for-1 basis. We cannot assure you that we will be successful in obtaining such approval. See "Mangement's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" setting forth our expected capitalization assuming all of the transactions and issuances described in this Quarterly Report are consummated and we effect a reverse stock split on an up to 20-for-1 basis.

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

                          RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

We generated no revenues from operations during the three months ended March 31, 1999 compared to $137,468 during the three months ended March 31, 1998. This decrease was due to the fact that in 1998 we discontinued our golf-related equipment and accessories business.

Our total operating expenses decreased by $1,051,164, or 73%, to $394,015 from $1,445,179 during the three month period ended March 31, 1999 and 1998.
The expenses during 1998 primarily relate to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and professional fees, which were primarily legal and accounting fees incurred in connection with our efforts towards complying with the Securities and Exchange Commission and NASDAQ rules and other costs incurred to pursue
acquisitions  and  financing   alternatives,   some  of  which  were
unsuccessful. The decrease in 1999 was due to the fact that we discontinued our golf-related equipment and accessories business during 1998.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

For the quarter ended March 31, 1999, we had a net loss of $404,076, a decrease of $1,447,912 from the net loss of $1,851,988 for the three-month period ended March 31, 1998. The decrease is attributable to the reasons stated above, namely, a substantial decrease in total operating expenses as a result of our repositioning in non-golf related areas.

Inflation did not have a material effect on our operations during the three-month periods ended March 31, 1999 or March 31, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

Capitalization. Our charter authorizes the issuance of 200.0 million shares of common stock and 1.0 million shares of preferred stock. As of February 16, 2000, we had approximately 13.8 million shares of common stock outstanding. In addition, as of such date, we had approximately 5,685 shares of preferred stock outstanding that are convertible into 42.6 million shares of common stock, $1.5 million of notes outstanding (other than the OrbitTravel notes) that are convertible into 10.1 million shares of common stock. In addition, as of

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

February 16, 2000, OrbitTravel had issued $3.2 million of notes convertible into 6.4 million shares. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock.

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

  Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

since 1996 through private sales of equity and debt securities. As of March 15, 2000, our principal source of liquidity was approximately $197,000 in cash. We estimate that monthly operational cash requirements are approximately $300,000. As part of our monthly operational cash requirements, we are obligated to pay an aggregate of approximately $92,000 to our executive officers under the terms of their employment agreements. In addition, as discussed below, we have significant short-term financing cash requirements. We currently do not have sufficient funds to meet our current cash and financing needs nor do we expect to generate sufficient cash from operations to meet these needs. We cannot assure you that we will be able to obtain funds to finance our current cash and financing needs on acceptable terms, if at all. In addition, any increases in anticipated expenses would further strain our liquidity and capital resources. We must raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, we will be required to modify our operating plans in accordance with the extent of available funding. We may not be able to raise any such capital on acceptable terms or at all. Further, we cannot assure you that we will be able to raise sufficient capital to continue our operations. If we cannot continue our operations, we may be forced to discontinue our business and liquidate our assets.

  All of the notes that have been issued by OrbitTravel.com mature six months from the date of issuance. Approximately $500,000 of these notes will mature on March 29, 2000. We cannot assure you that we will have sufficient capital, or be able to raise sufficient capital, to repay our obligations under these notes nor can we assure you that we would be successful in extending the maturity dates of these notes. All of the notes that have been issued by OrbitTravel.com are convertible into shares of our common stock at a conversion price of $.50 per share. However, when OrbitTravel issued these notes, we were contemplating consummating a merger with Orbit Network. The stated conversion price of $.50 assumed that we had effected a recapitalization of our common stock in connection with such a merger. Upon completion of our due diligence review of Orbit Network, we and Orbit Network mutually agreed to cancel our merger agreement and agreed to enter into the other transactions we discuss in our Annual Report on Form 10-KSB. Consequently, in order to ensure that the purchasers of the OrbitTravel notes receive the same proportion of our shares of common stock that they would have received had we effected a recapitalization of our common stock, we currently expect to offer to exchange such holders' notes for shares of common stock based on an exchange ratio of $.0455. Thus, instead

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

of issuing approximately 6.4 million shares upon conversion of these notes, we expect to exchange these notes for approximately 70.3 million shares. The issuance of any shares of our common stock upon conversion of these OrbitTravel notes will result in dilution in net tangible book value to our current stockholders.

  In addition, we cannot assure you that we will have sufficient capital to pay the $636,000 that we are required to pay as of February 16, 2000 under various settlement agreements with employees, former employees and other creditors. See "Legal Proceedings."

  On January 27, 2000,  Spartan  Capital  Management,  LLC, a limited  liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable in the amount of $540,000 and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mark Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and 3.0 million shares of the Company's common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. On the date of closing, we paid Mr. Savoretti $60,000 and executed a promissory note in the amount of $540,000. This note is payable in cash upon the effective date of any registration statement of ours registering any of our common stock under the Securities Act. We cannot assure you that we will be able to raise sufficient capital, on acceptable terms or otherwise, to satisfy our obligations under Mr. Savoretti's note.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated.

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

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

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant which we would acquire all of the outstanding common stock of WilhelminaTravelFile.com in exchange for approximately 80.0 million shares of our common stock, which would represent approximately 9.0% of our common stock assuming all of the transactions and issuances described in our Annual Report are consummated. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining stockholder approval for any such actions.

The following table sets forth the beneficial ownership of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated.

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

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

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

(3) Assumes the exchange of all of the OrbitTravel notes based on an exchange ratio of $.0455 per share. Includes shares of common stock that will be offered in exchange for an additional $1.8 million of debt that we expect to issue.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information contained in this quarterly report Form 10-QSB may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words.
Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

  .  we have a limited operating history as an e-commerce company;

  . we have a limited operating history as a company that specializes in Internet travel distribution;

  . we may not be able to complete our acquisition activity, including acquiring the 3D animation asset from AnimInet, the stock of Wilhelmina TravelFile.com and the GDS and ancillary contracts and related furniture

                         DIVOT GOLF CORPORATION
              MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)


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

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In connection with our February 21, 1996 Agreement in Principle with our three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of our four previously owned golf courses. However, our efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against us claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, Florida, the court issued a preliminary injunction which required us to transfer to EPI Pension Fund 45% of the outstanding equity in our GLV and GMW subsidiaries whereby we retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. We filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County, Florida. The District Court denied this appeal on February 11, 1997. We entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which purported to resolve all outstanding issues between us and the EPI Pension Fund. We failed to perform all of our obligations under the settlement agreement. On February 10, 1998, the Circuit Court entered an order directing us to perform fully all of our obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, we offered partial performance under the settlement agreement which was taken under advisement by the Circuit Court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future.

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

  On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, we and Mr. Hochstein executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we issued 400,000 shares in the first quarter 1999) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and have agreed to pay the additional $50,000 by June 16, 2000. If we fail to pay the $50,000 when due or the remaining 450,000 shares of our common stock are not freely tradeable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura.
If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock which Mr. Hochstein has not liquidated prior to that date for 30 cents per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days.


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

  In June 1999, Joseph R. Cellura, our chief executive officer, threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in the defense of the lawsuits we refer to in the previous paragraph; (2) Mr. Cellura suffered real and substantial damage to his personal character as a result of the filing of these lawsuits; (3) we failed to issue to Mr. Cellura and other stockholders in various companies controlled by him an aggregate of 20.0 million shares of our common stock and
5.0 million options to purchase shares of our common stock (such number of shares is prior to the effect of a 1-for-15 reverse stock split effected with regard to our common stock on June 2, 1998); and (4) we failed to indemnify Mr. Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of $250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of February 16, 2000, we have repaid $64,000 due under the $250,000 note payable. This note payable currently matures on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

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

Item 2.  Changes in Securities

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

Sales of Unregistered Securities

  The following sets forth all of our sales of unregistered securities during 1998 and 1999:

                                                          Brief description of the purchaser
          Date                      Securities               and the consideration therefor
-----------------------  ----------------------------- -------------------------------------

January 1, 1998               4,020 shares of preferred   Issuance of convertible preferred
 to June 30, 1998         stock                           stock

January 1, 1998--           457,402 shares of common      Issuance of common stock for
 December 31, 1998        stock                           conversions
                                                          of convertible debentures

January 1, 1998--            46,429 shares of common      Conversions of preferred stock
 December 31, 1998        stock

January 16, 1998             50,000 shares of common      Issuance of common stock for
                          stock                           funding related to
                                                          acquisition of Parcel 11
                                                          at World Golf Village

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

April 3, 1998                53,333 shares of common      Issuance of common stock for
                            stock                         acquisition
                                                          of Miller Golf

April 20, 1998               10,000 shares of common      Issuance of common stock for
                          stock                           acquisition
                                                          of Talisman Tools

May 4, 1998                   1,933 shares of common      Issuance of stock for right of
                          stock                           first refusal
                                                          on possible land acquisition

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

(b)     Reports on Form 8K

Dated February 19, 1999
Dated February 1, 1999

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVOT GOLF CORPORATION
/s/Clifford F. Bagnall
____________________________________
Clifford F. Bagnall, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  MARCH 24, 2000