Form 10QSB
period 1999-06-30
DIVOT GOLF CORP
filed 2000-03-24
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1999; or

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


                              (305) 538-2727
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

On March 13, 2000 there were 100,779,740 shares of the issuer's Common Stock, $.001 par value, and shares of the issuer's Preferred Stock, $.001 par value outstanding.

                             DIVOT GOLF CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIODS ENDED JUNE 30, 1999

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 1999 and
        December 31, 1998...................................................  3

        Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 1999 and 1998......................  5

        Condensed Consolidated Statements of Changes in Shareholders' Deficit
        for the six-month period ended June 30, 1999........................  6

        Condensed Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 1999 and 1998....................... 7

        Notes to Condensed Consolidated Financial Statements................. 8

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................27
Item 2. Changes in Securities................................................31
Item 3. Defaults Upon Senior Securities......................................32
Item 4. Submission of Matters to a Vote of Securities Holders................32
Item 5. Other Information....................................................32
Item 6. Exhibits and Reports on Form 8-K.....................................32

Signatures...................................................................34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             DIVOT GOLF CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                     June 30,
                                                       1999                     December 31,
                                                   (Unaudited)                      1998
                                                  ---------------              ---------------

Current assets:
  Cash                                                 $   4,261                     $    568
  Accounts receivable from related parties                95,247                      155,362
                                                  ---------------              ---------------
Total current assets                                      99,508                      155,930

Furniture and equipment, net                              60,322                       97,523
                                                  ---------------              ---------------
Total assets                                          $  159,830                   $  253,453
                                                  ===============              ===============



See accompanying notes

                            DIVOT GOLF CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                           June 30,
                                                              1999           December 31,
                                                          (Unaudited)            1998
                                                        ----------------    ---------------
Current liabilities:
   Accounts payable                                         $ 1,147,975         $  914,216
   Accrued expenses                                           1,210,273          1,252,127
   Accrued compensation and payroll                             432,295            188,708
   Amounts due to related parties                                34,000             34,000
   Dividends payable                                            730,000            730,000
   Notes payable                                              1,949,304          1,717,504
   Notes payable to related parties                             410,000            410,000
   Other current liabilities                                    200,000            200,000
                                                        ----------------    ---------------
Total current liabilities                                     6,113,847          5,446,555
                                                        ----------------    ---------------
Shareholders' deficit:
    Convertible Preferred Stock, $.001 par value;
      1,000,000 shares authorized; 286,835 and 287,025
      shares issued and outstanding as of June 30,
      1999 and December 31, 1998, respectively
      (aggregate liquidation preference $5,585,000)                 287                287
    Common Stock, $.001 par value; 200,000,000 shares
      authorized; 13,753,642 and 4,410,041 shares issued
      and outstanding as of June 30, 1999 and
      December 31, 1998, respectively                            13,354              4,410
   Additional paid-in capital                                42,523,558         41,722,902
   Accumulated deficit                                     (48,280,679)       (46,709,764)
   Convertible Preferred Stock held in
      treasury, 281,250 shares                                (210,937)          (210,937)
                                                        ---------------      ---------------
Total shareholders' deficit                                 (5,954,017)        (5,193,102)
                                                        ---------------      ---------------
Total liabilities and shareholders' deficit                  $  159,830         $  253,453
                                                        ================      ===============

  See accompanying notes

                          DIVOT GOLF CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                For the Three Months                      For the Six Months
                                                   Ended June 30,                           Ended June 30,
                                               1999              1998                1999             1998
                                          ---------------   ---------------      --------------   --------------
Operating revenues:
   Sales                                        $      -       $ 2,602,894             $     -      $ 2,602,894
   Golf revenues                                       -             1,021                   -          102,478
   Food and beverage revenues                          -               241                   -           13,992
   Proshop revenues                                    -                20                   -            9,558
   Membership fees and dues                            -                 -                   -            5,784
   Management and design fees                          -            11,437                   -           18,375
   Other                                               -             5,856                   -            5,856
                                          ---------------   ---------------      --------------   --------------
        Total operating revenues                       -         2,621,469                   -        2,758,937

Operating expenses:
   Cost of sales                                       -         1,578,042                   -        1,578,042
   Golf course operations                              -               923                   -           71,290
   Cost of food and beverage sales                     -               287                   -           23,255
   Cost of proshop sales                               -             4,689                   -           56,296
   Marketing expenses                                  -                 -                   -            3,956
   General and administrative expenses           160,180         1,726,446             468,485        2,631,126
   Professional fees, including legal
        and accounting                                 -           104,316              85,711          410,595
   Depreciation and amortization expense               -            50,585                   -          136,506
                                          ---------------   ---------------      --------------   --------------
        Total operating expenses                 160,180         3,465,288             554,196        4,911,066
                                          ---------------   ---------------      --------------   --------------
   Operating  loss                             (160,180)         (843,819)           (554,196)      (2,152,129)

Other income (expense):
   Interest expense-contractual                  (26,732)         (441,214)            (54,232)        (646,746)
   Amortization of debt discount on
       convertible debentures                          -           (94,149)                  -         (354,932)
   Gain on sale of golf course                         -           523,799                   -          523,799
   Writedown of assets                                 -                 -                   -         (100,000)
   Litigation settlement expense (Note C)       (982,917)                -            (982,917)               -
   Interest and other income                       2,991            39,518              20,430           62,155
                                         ---------------   ---------------      --------------   --------------

Net loss                                   $ (1,166,838)      $  (815,865)        $(1,570,915)    $ (2,667,853)
                                          ===============   ===============      ==============   ==============
Basic and diluted loss per share             $    (0.12)       $    (0.25)           $  (0.28)       $   (0.83)
                                          ===============   ===============      ==============   ==============
Weighted average number of common
    shares outstanding                        9,528,642         3,315,520           5,703,600        3,209,110
                                          ===============   ===============      ==============   ==============

See accompanying notes

                             DIVOT GOLF CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                   DEFICIT

                                                                                        Convertible
                                           Convertible                                   Preferred
                          Common Stock    Preferred Stock    Additional                Treasury Stock
                        ------------------ ----------------   Paid-in    Accumulated  -----------------
                         Shares   Amount   Shares    Amount    Capital      Deficit    Shares     Amount       Total
                       ---------- ------- ---------  ------- ----------- ------------  --------  --------    ---------


Balance at December
 31, 1998.............  4,410,041 $ 4,410   287,025   $  287 $41,722,902  $(46,709,764) (281,250) $(210,937) $ (5,193,102)
Net loss..............        --      --        --       --          --     (1,570,915)    --         --       (1,570,915)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......   1,293,601  1,294      (190)     --       (1,294)          --       --         --            --
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........   8,050,000  8,050       --       --      801,950           --       --         --         810,000
                       ---------- ------- ---------   ------ -----------    ------------ --------  ---------  ------------
Balance at June
 30, 1999 (unaudited). 13,753,642 $13,754   286,835   $  287 $42,523,558  $(48,280,679) (281,250) $(210,937) $ (5,954,017)
                       ========== ======= =========   ====== ===========  ============= ========= ==========  ============




See accompanying  notes

                                 DIVOT GOLF CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                   Ended June 30,


                                                         1999             1998             1999             1998
                                                     --------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
 Net loss                                            $ (1,166,838)      $ (815,865)    $ (1,570,915)    $ (2,667,853)
 Adjustment to reconcile net loss to
 Net cash used in operating activities:
        Gain on sale of golf course                              -        (523,799)               -         (523,799)
        Depreciation and amortization                            -          50,585                -          136,506
        Amortization of debt discount                            -          94,149                -          354,932
        Amortization of loan costs                               -         213,199                -          294,972
        Litigation settlement expense                      982,917               -          982,917                -
        Net change in other working capital items          187,929      (1,045,771)         524,776         (428,826)
        Accounts receivable from related parties                 -        (227,936)          60,115          (92,751)
                                                     --------------  ---------------  ---------------  ---------------
Net cash (used in) operating activities                      4,008      (2,255,438)          (3,107)      (2,926,819)

Investing activities:
    Payments for intangibles asssets                             -       (1,525,018)               -      (1,525,018)
    Sales of property and equipment, net                         -        3,417,250                -       1,420,497
    Change in restricted cash                                    -          126,012                -         135,019
                                                     --------------  ---------------  ---------------  ---------------
Net cash provided by investing activities                        -        2,018,244                -          30,498

Financing activities:
    Proceeds from borrowings                                     -        2,065,562            6,800       4,591,538
    Payments on borrowings                                       -       (5,276,898)               -      (5,466,125)
    Proceeds from issuance of common stock                       -           15,000                -          15,750
    Proceeds from issuance of convertible
     preferred stock                                             -        3,627,913                -       3,747,913
                                                     --------------  ---------------  ---------------  ---------------
Net cash provided by a financing activities                      -          431,577            6,800       2,889,076

Increase (decrease) in cash                                  4,008          194,383            3,693          (7,245)
Cash at beginning of period                                    253         (148,362)             568          53,266
                                                     --------------  ---------------  ---------------  ---------------
Cash at end of period                                   $    4,261      $    46,021       $    4,261      $   46,021
                                                     ==============  ===============  ===============  ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $      -      $   241,809        $       -      $   327,022
                                                     ==============  ===============  ===============  ===============


See accompanying notes

                                DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

  As of June 30, 1999, the Company has a net working capital deficiency of $6,014,339 and a shareholders' deficit of $5,954,017. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the year ended
December 31, 1999. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 contained in its current Annual Report on Form 10-KSB.

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

                                DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

2000........................... $  835,000
2001...........................    835,000
2002...........................    835,000
Thereafter.....................  1,957,000
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

                                DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

  On February 7, 2000, OrbitTravel.com executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide the Company with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use with the Company's TravelFile service. Under the agreement, the Company expects issue 2.5 million shares of the Company's common stock vesting in equal annual installments over the three-year term of the agreement. In addition, the Company has verbally agreed to issue Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy.

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

                                DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                     (Unaudited)

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

  On October 22, 1998, an individual ("the plaintiff") filed a complaint against the Company, the Chairman and CEO of the Company and other entities controlled by him alleging that the Company violated various federal and state securities laws. On February 16, 2000, the Company and the plaintiff executed a settlement pursuant to which the Company agreed to pay $150,000 during 2000 and to issue 850,000 shares of the Company's common stock in settlement of this dispute. Of these shares, 400,000 shares were issued during the first quarter of 1999 and the remaining 450,000 shares were issued on February 25, 2000. If the Company fails to pay the amounts due in 2000 or 450,000 shares of the 850,000 shares of the Company's common stock are not freely tradeable by the terms of the settlement agreement, the Company has agreed that a judgment for $575,000 may be entered into against the Company, the Chairman and CEO of the Company and other entities controlled by him. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock which Mr. Hochstein has not liquidated prior to that date for 30cents per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days.

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

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                         (Unaudited)

assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. As of February 10, 2000, the Company has not repaid any amounts due under the $225,000 note payable. This note payable currently matures on March 31, 2000.

                          DIVOT GOLF CORPORATION
               MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                 THREE AND SIX MONTHS ENDED JUNE 30, 1999
                               (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three and six-month periods ended June 30, 1999 and 1998 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in the our 1999 Annual Report on Form 10-KSB.

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

                           DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)
Recent Developments

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

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                 (Unaudited)

we would provide technical support, licenses and technical maintenance, a software development agreement pursuant to which we would develop software applications, and a management agreement which sets forth an operational management structure, marketing policy, content sharing and product distribution policy for our joint venture.

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and 3.0 million shares of common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions described in our Annual Report are consummated.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions described in our Annual Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent is subject to the execution of a definitive agreement and customary due diligence. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our shareholders to approve a reverse stock split on an up to 20-for-1 basis, we

                            DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                 (Unaudited)

cannot assure you that we would be successful in obtaining such approval. This letter of intent is subject to the execution of definitive agreements and customary due diligence. We cannot assure you that this acquisition will be consummated or that it will be consummated on the terms set forth in the letter of intent.

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

                           DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                (Unaudited)

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

                            DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

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

                          RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

We generated no revenues from operations during the three months ended June 30, 1999 compared to $2,621,469 during the three months ended June 30, 1998. This decrease was due to the fact that we discontinued our golf-related equipment and accessories business during 1998.

Our total operating expenses decreased by $3,305,108, or 95%, to $160,180 from $3,465,288 during the three month period ended June 30, 1999 and 1998 respectively. The expenses during 1998 primarily

                           DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                (Unaudited)

relates to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and professional fees, which were primarily legal and accounting fees incurred in connection with our efforts towards complying with the Securities and Exchange Commission and NASDAQ rules and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful. The decrease in 1999 was due to the fact that in 1998 we discontinued our golf-related equipment and accessories business.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

During the quarter ended June 30, 1999, we recorded a loss of $982,917 on the settlement of various litigation. In connection with the settlements we issued 7,650,000 shares of common stock and recorded a note payable for $225,000 during the second quarter of 1999.

For the quarter ended June 30, 1999, we had a net loss of $1,166,838, an increase of $350,973 from the net loss of $815,865 for the three-month period ended June 30, 1998. The increase is attributable to the reasons stated above, namely, the recognition of a loss on the settlement of certain litigation offset by a substantial decrease in total operating expenses as a result of our repositioning in non-golf related areas.

Inflation did not have a material effect on our operations during the three-month periods ended June 30, 1999 or June 30, 1998.

Six-Months Ended June 30, 1999 Compared to Six-Months Ended June 30, 1998

We generated no revenues from operations during the six months ended June 30, 1999 compared to $2,758,937 during the six months ended June 30, 1998. This decrease was due to the fact that we discontinued our golf-related equipment and accessories business during 1998.

Our total operating expenses decreased by $4,356,870, or 89%, to $554,196 from $4,911.066 during the six month period ended June 30, 1999 and 1998 rspectively. The expenses during 1998 primarily relates to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and professional fees, which were primarily legal and accounting fees incurred in connection with our efforts towards complying with the Securities and Exchange Commission and NASDAQ rules and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful. The decrease in 1999 was due to the fact that in 1998 we discontinued our golf-related equipment and accessories business.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

                            DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

During the quarter ended June 30, 1999, we recorded a loss of $982,917 on the settlement of various litigation. In connection with the settlements we issued 8,050,000 shares of common stock in the first and second quarters of 1999 and recorded a note payable for $225,000 during the second quarter of 1999.

For the six months ended June 30, 1999, we had a net loss of $1,570,915, a decrease of $1,096,938 from the net loss of $2,667,853 for the six-month period ended June 30, 1998. The decrease is attributable to the reasons stated above, namely, the recognition of a loss of the settlement of litigation offset by a substantial decrease in total operating expenses as a result of our repositioning in non-golf related areas offset by the recognition of a loss on the settlement of certain litigation.

Inflation did not have a material effect on our operations during the six-month periods ended June 30, 1999 or June 30, 1998.

                    LIQUIDITY AND CAPITAL RESOURCES

Capitalization. Our charter authorizes the issuance of 200.0 million shares of common stock and 1.0 million shares of preferred stock. As of February 16, 2000, we had approximately 13.8 million shares of common stock outstanding. In addition, as of such date, we had approximately 5,685 shares of preferred stock outstanding that are convertible into 42.6 million shares of common stock, $1.5 million of notes outstanding (other than the OrbitTravel notes) that are convertible into 10.1 million shares of common stock. In addition, as of February 16, 2000, OrbitTravel had issued $3.2 million of notes convertible into 6.4 million shares. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock.

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

                          DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                (Unaudited)

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

                            DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

  All of the notes that have been issued by OrbitTravel.com mature six months from the date of issuance. Approximately $500,000 of these notes will mature on March 29, 2000. We cannot assure you that we will have sufficient capital, or be able to raise sufficient capital, to repay our obligations under these notes nor can we assure you that we would be successful in extending the maturity dates of these notes. All of the notes that have been issued by OrbitTravel.com are convertible into shares of our common stock at a conversion price of $.50 per share. However, when OrbitTravel issued these notes, we were contemplating consummating a merger with Orbit Network. The stated conversion price of $.50 assumed that we had effected a recapitalization of our common stock in connection with such a merger. Upon completion of our due diligence review of Orbit Network, we and Orbit Network mutually agreed to cancel our merger agreement and agreed to enter into the other transactions we discuss in our Annual Report on Form 10-KSB. Consequently, in order to ensure that the purchasers of the OrbitTravel notes receive the same proportion of our shares of common stock that they would have received had we effected a recapitalization of our common stock, we currently expect to offer to exchange such holders' notes for shares of common stock based on an exchange ratio of $.0455. Thus, instead of issuing approximately 6.4 million shares upon conversion of these notes, we expect to exchange these notes for approximately 70.3 million shares. The issuance of any shares of our common stock upon conversion of these OrbitTravel notes will result in dilution in net tangible book value to our current stockholders.

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

                            DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

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

                            DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information contained in this quarterly report Form 10-QSB may contain forward-looking statements. Such statements include, in particular,

                             DIVOT GOLF CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

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

On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, we and Mr. Hochstein executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we issued 400,000 shares in the first quarter of 1999) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and have agreed to pay the additional $50,000 by June 16, 2000. If we fail to pay the $50,000 when due or the remaining 450,000 shares of our common stock are not freely tradeable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock which Mr. Hochstein has not liquidated prior to that date for 30 cents per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days.

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

31                                                        of Miller Golf


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

(b)     Reports on Form 8K

Dated April 1, 1999
Dated May 24, 1999
Dated June1, 1999

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVOT GOLF CORPORATION
/s/Clifford F. Bagnall
_______________________________________
Clifford F. Bagnall, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  MARCH 24, 2000