Form 10QSB
period 1999-09-30
DIVOT GOLF CORP
filed 2000-03-24
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1999; or

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

On March 13, 2000 there were 100,779,740 shares of the issuer's Common Stock, $.001 par value, and 3,900 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                              DIVOT GOLF CORPORATION
                             QUARTERLY REPORT FOR THE
                           PERIODS ENDED SEPTEMBER 30, 1999

                                   FORM 10-QSB

                                 TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of September 30, 1999 and
        December 31, 1998...................................................  3

        Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 1999 and 1998................  5

        Condensed Consolidated Statements of Changes in Shareholders' Deficit
        for the nine-month period ended September 30, 1999..................  6

        Condensed Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 1999 and 1998................. 7

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

Signatures...................................................................34

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               DIVOT GOLF CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                   September 30,
                                                       1999                     December 31,
                                                    (Unaudited)                     1998
                                                  ----------------             ---------------

Current assets:
  Cash                                                 $   20,458                    $    568
  Accounts receivable from related parties                 95,247                     155,362
                                                  ----------------             ---------------
Total current assets                                      115,705                     155,930

Furniture and equipment, net                               60,322                      97,523
                                                  ----------------             ---------------
Total assets                                           $  176,027                  $  253,453
                                                  ================             ===============



See accompanying notes

                               DIVOT GOLF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                         September 30,
                                                             1999            December 31,
                                                          (Unaudited)            1998
                                                        ----------------    ---------------
Current liabilities:
   Accounts payable                                         $ 1,147,975         $  914,216
   Accrued expenses                                           1,237,004          1,252,127
   Accrued compensation and payroll                             532,295            188,708
   Amounts due to related parties                                34,000             34,000
   Dividends payable                                            730,000            730,000
   Notes payable                                              1,969,304          1,717,504
   Notes payable to related parties                             410,000            410,000
   Other current liabilities                                    200,000            200,000
                                                        ----------------      ------------
   Total current liabilities                                  6,260,578          5,446,555
                                                        ----------------    ---------------

Shareholders' deficit:
    Convertible Preferred Stock, $.001 par value;
      1,000,000 shares authorized; 286,835 and 287,025
      shares issued and outstanding as of September 30,
      1999 and December 31, 1998, respectively                      287                287
      (aggregate liquidation preference $5,585,000
    Common Stock, $.001 par value; 200,000,000 shares
      authorized; 13,753,642 and 4,410,041 shares
      issued and outstanding as of September 30, 1999            13,754              4,410
      and December 31,1998, respectively
   Additional paid-in capital                                42,523,558         41,722,902
   Accumulated deficit                                      (48,411,213)       (46,709,764)
   Convertible Preferred Stock held in
      treasury, 281,250 shares                                 (210,937)          (210,937)
                                                        ----------------    ----------------
Total shareholders' deficit                                  (6,084,551)        (5,193,102)
                                                        ----------------    ---------------
Total liabilities and shareholders' deficit                  $  176,027         $  253,453
                                                        ================    ===============

  See accompanying notes

                             DIVOT GOLF CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                For the Three Months                   For the Nine Months
                                                Ended September 30,                    Ended September 30,

                                               1999              1998                1999             1998
                                          ---------------   ---------------      --------------   --------------
Operating revenues:
   Sales                                        $      -       $ 2,006,479             $     -      $ 4,609,373
   Golf revenues                                       -                 -                   -          102,478
   Food and beverage revenues                          -                 -                   -           13,992
   Proshop revenues                                    -                 -                   -            9,558
   Membership fees and dues                            -                 -                   -            5,784
   Management and design fees                          -            12,688                   -           31,063
   Other                                               -                 -                   -            5,856
                                          ---------------   ---------------      --------------   --------------
        Total operating revenues                       -         2,019,167                   -        4,778,104

Operating expenses:
   Cost of sales                                       -         1,180,999                   -        2,759,041
   Golf course operations                              -                 -                   -           71,290
   Cost of food and beverage sales                     -                 -                   -           23,255
   Cost of proshop sales                               -                 -                   -           56,296
   Marketing expenses                                  -                 -                   -            3,956
   General and administrative expenses           103,803         1,872,474             572,288        4,503,600
   Professional fees, including legal
        and accounting                                 -           260,346              85,711          670,941
   Depreciation and amortization expense               -            72,051                   -          208,557
                                          ---------------   ---------------      --------------   --------------
        Total operating expenses                 103,803         3,385,870             657,999        8,296,936
                                          ---------------   ---------------      --------------   --------------
   Operating  loss                             (103,803)       (1,366,703)           (657,999)      (3,518,832)

Other income (expense):
   Interest expense-contractual                 (26,731)          (24,239)            (80,963)        (670,985)
   Amortization of debt discount on
       convertible debt                                -         (161,387)                   -        (516,319)
   Gain on sale of golf course                         -                 -                   -          523,799
   Writedown of assets                                 -          (25,000)                   -        (125,000)
   Litigation settlement expense (Note C)              -                 -           (982,917)                -
   Interest and other income                           -            72,712              20,430          134,867
                                          ---------------   ---------------      --------------   --------------
Net loss                                    $  (130,534)     $ (1,504,617)        $(1,701,449)    $ (4,172,470)
                                          ===============   ===============      ==============   ==============
Basic and diluted loss per share             $    (0.01)       $    (0.39)          $   (0.19)       $   (1.22)
                                          ===============   ===============      ==============   ==============
Weighted average number of common
    shares outstanding                       13,753,642         3,856,000           9,147,900        3,422,000
                                          ===============   ===============      ==============   ==============

See accompanying notes

                               DIVOT GOLF CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                                                        Convertible
                                            Convertible                                  Preferred
                          Common Stock    Preferred Stock    Additional                Treasury Stock
                       ------------------ ------------------   Paid-in    Accumulated -------------------
                         Shares   Amount   Shares    Amount    Capital      Deficit    Shares    Amount       Total
                       ---------- ------- ---------  ------- -----------  ------------ --------  ---------  ------------
Balance at December
 31, 1998.............  4,410,041 $ 4,410   287,025   $  287 $41,722,902  $(46,709,764) (281,250) $(210,937) $ (5,193,102)
Net loss..............        --      --        --       --          --     (1,701,449)      --         --     (1,701,449)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......  1,293,601   1,294      (190)     --       (1,294)        --        --         --            --
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,050,000   8,050       --       --      801,950           --        --         --        810,000
                       ---------- ------- ---------   ------ -----------  ------------  --------  ---------  ------------
Balance at September
 30, 1999 (unaudited). 13,753,642 $13,754   286,835   $  287 $42,523,558  $(48,411,213) (281,250) $(210,937) $ (6,084,551)
                       ========== ======= =========   ====== ===========  ============  ========  =========  ============






See accompanying  notes

                                DIVOT GOLF CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         For the Three Months             For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                         1999             1998             1999             1998
                                                     --------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
 Net loss                                              $  (103,534)    $ (1,504,617)    $ (1,701,449)    $ (4,172,470)
 Adjustment to reconcile net loss to
 net cash used in operating activities:
        Gain on sale of golf course                              -                -                -         (523,799)
        Depreciation and amortization                            -           72,051                -          208,557
        Amortization of debt discount                            -          161,387                -          516,319
        Amortization of loan costs                               -           36,278                -          331,250
        Litigation settlement expense                            -                -          982,917                -
        Net change in other working capital items           99,731          355,831          651,507         (72,995)
        Accounts receivable from related parties                 -           36,700           60,115         (56,051)
                                                     --------------  ---------------  ---------------  ---------------
Net cash used in operating activities                      (3,803)        (842,370)          (6,910)      (3,769,189)

Investing activities:
    Payments for intangibles assets                              -               -                 -       (1,525,018)
    Sales (purchases) of property and equipment, net             -        (625,567)                -          794,930
    Change in restricted cash                                    -               -                 -          135,019
                                                     --------------  ---------------  ---------------  ---------------
Net cash used in investing activities                            -        (625,567)                -        (595,069)

Financing activities:
    Proceeds from borrowings                                20,000         381,395            26,800       4,972,933
    Payments on borrowings                                       -      (1,172,502)                -      (6,638,627)
    Proceeds from issuance of common stock                       -       1,000,000                 -       1,015,750
    Proceedds from issuance of convertible
      preferred stock                                            -       1,527,500                 -       5,275,413
                                                     --------------  ---------------  ---------------  ---------------
Net cash provided by financing activities                   20,000       1,736,393            26,800       4,625,469

Increase in cash                                            16,197         268,456            19,890         261,211
Cash at beginning of period                                  4,261          46,021               568          53,266
                                                     --------------  ---------------  ---------------  ---------------
Cash at end of period                                   $   20,458      $  314,477      $     20,458       $ 314,477
                                                     ==============  ===============  ===============  ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $      -      $  136,621        $       -      $   463,643
                                                     ==============  ===============  ===============  ===============

See accompanying notes

                            DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)



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

  As of September 30, 1999, the Company has a net working capital deficiency of $6,144,873 and a shareholders' deficit of $6,084,551. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 contained in its current Annual Report on Form 10-KSB.

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

                           DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

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

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by one of the Company's directors and executive officers, assigned to the Company its rights and obligations under an agreement dated as of the same date pursuant to which the Company purchased the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable due in 2000 in the amount of

                            DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)
$540,000, and the future issuance of 3,000,000 shares of the Company's common stock. A creditor of Orbit Network acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000. Under the terms of the agreement, the Company is required to pay two independent contractors a total of $450,000 over three years in exchange for professional consulting services to the Company.

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

                           DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

                          DIVOT GOLF CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)


assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. As of February 10, 2000, the Company has not repaid any amounts due under the $225,000 note payable. This note payable currently matures on March 31, 2000.

                           DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements included herein for the three and nine-month periods ended September 30, 1999 and 1998 and with the audited consolidated financial statements and notes thereto for the years ended
December  31,  1999 and 1998,  included  in our 1999  Annual  Report on Form
10-KSB.

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

                       DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

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

                       DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

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

                          DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

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

                        DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

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

                         DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

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

We currently expect to ask our stockholders to approve a reverse stock split on a 20-for-1 basis. We cannot assure you that we will be successful in obtaining such approval. See " Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" for a table setting forth our expected capitalization assuming all of the transactions and issuances described in this Quarterly Report are consummated and we effect a reverse stock split on an up to 20-for-1 basis.

                         RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

We generated no revenues from operations during the three months ended September 30, 1999 compared to $2,019,167 during the three months ended September 30, 1998. This decrease was due to the fact that we discontinued our golf-related equipment and accessories business during 1998.

Our total operating expenses decreased by $3,282,067, or 97%, to $103,803 from

                          DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                             (Unaudited)
$3,385,870 during the three month period ended September 30, 1999 and 1998, respectively. The expenses during 1998 primarily relate to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and professional fees, which were primarily legal and accounting fees incurred in connection with our efforts towards complying with the Securities and Exchange Commission and NASDAQ rules and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful. The decrease in 1999 was due to the fact that in 1998 we discontinued our golf-related equipment and accessories business.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

For the quarter ended September 30, 1999, we had a net loss of $130,534, a decrease of $1,374,083 from the net loss of $1,504,617 for the three-month period ended September 30, 1998. The decrease is attributable to the reasons stated above, namely, a substantial decrease in total operating expenses as a result of our repositioning in non-golf related areas.

Inflation did not have a material effect on our operations during the three-month periods ended September 30, 1999 or September 30, 1998.

Nine-Months Ended September 30, 1999 Compared to Nine-Months Ended September 30, 1998

We generated no revenues from operations during the nine months ended September 30, 1999 compared to $4,778,104 during the nine months ended September 30, 1998. This decrease was due to the fact that we discontinued our golf-related equipment and accessories business during 1998.

Our total operating expenses decreased by $7,638,937, or 92%, to $657,999 from $8,296,936 during the nine month  period  ended  September  30,  1999 and 1998, respectively . The expenses during 1998 primarily relate to the hiring of key employees necessary to facilitate the execution of ongoing business activities; and professional fees, which were primarily legal and accounting fees incurred in connection with our efforts towards complying with the Securities and Exchange Commission and NASDAQ rules and other costs incurred to pursue acquisitions and financing alternatives, some of which were unsuccessful. The decrease in 1999 was due to the fact that in 1998 we discontinued our golf-related equipment and accessories business.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

During the nine-months ended September 30, 1999, we recorded a loss of $982,917 on the settlement of various litigation. In connection with the settlements we

                       DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

issued 8,050,000 shares of common stock in the first and second quarters of 1999 and recorded a note payable for $225,000 in the second quarter of 1999.

For the nine months ended September 30, 1999, we had a net loss of $1,701,449, a decrease of $2,471,021 from the net loss of $4,172,470 for the nine-month period ended September 30, 1998. The decrease is attributable to the reasons stated above, namely, the recognition of a loss of the settlement of litigation offset by a substantial decrease in total operating expenses as a result of our repositioning in non-golf related areas offset by the recognition of a loss on the settlement of certain litigation.

Inflation did not have a material effect on our operations during the nine-month periods ended September 30, 1999 or September 30, 1998.

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

                       DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

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

                       DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

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

                        DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

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

                        DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

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

                         DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

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

  .  we compete in a highly competitive industry with low barriers to entry;
     and

  .  we may have  incorrectly  assessed our potential  monetary  liabilities and

                        DIVOT GOLF CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION
            THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999

                              (Unaudited)

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

On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, we and Mr. Hochstein executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we issued 400,000 shares in the first quarter of 1999) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and have agreed to pay the additional $50,000 by June 16, 2000. If we fail to pay the $50,000 when due or the remaining 450,000 shares of our common stock are not freely tradeable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock which Mr. Hochstein has not liquidated prior to that date for 30 cents per share. Prior to March 18, 2000, the common stock trade at a price less than $0.30 per share for two trading days.


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

A 1-for-15 reverse stock split was effected on June 16, 1998 to raise the per share price of our common stock and to increase the number of shares available for issuance. All dollar amounts in the above table have been revised to reflect the reverse stock split.

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

Dated August 5, 1999

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVOT GOLF CORPORATION
/s/Clifford F. Bagnall
______________________________________
Clifford F. Bagnall, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  MARCH 24, 2000