Form 10-K
period 1998-12-31
DIVOT GOLF CORP
filed 2000-03-29
CIK 916184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-KSB

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

  As of March 13, 2000, the aggregate market value of the common stock held by non-affiliates of the issuer was $15,914,102, based upon the average bid and asked price of such common stock as of such date. As of March 13, 2000, there were 100,779,740 shares of common stock outstanding and 0 shares of preferred stock outstanding.

                       Documents Incorporated by Reference

                                      None.

  Transitional small business disclosure format Yes [_] No [X]

                             DIVOT GOLF CORPORATION

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1998

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

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information contained in this Annual Report on Form 10-KSB may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward- looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

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

  To implement that new strategic focus, we acquired the following golf- related products companies in April 1998:

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

  We developed www.divot.com, the virtual golf pro shop, in association with Hitachi PC and other strategic partners. The www.divot.com website was under development to enable IIT&E to sell golf, spa and travel related products and services, since we owned the parcels and the World Golf Village, along with world class amenities, and anticipated the purchase of Miller Golf Inc. from which the logo products would be delivered in a business-to-business e- commerce platform. In mid-1998, we acquired the exclusive rights to golf- related content on the www.freeride.com Internet community. We also retained the services of Internet service provider Rare Medium to assist in the development of our website and to serve as host of www.divot.com.

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

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible notes, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued since its inception on October 6, 1999. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. We currently expect to issue these shares on, or within 10 business days after, the date we have filed this Annual Report on Form 10- KSB.

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

  On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, we and Mr. Hochstein executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we issued 400,000 shares in the first quarter of 1999) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and have agreed to pay the additional $50,000 by June 16, 2000. If we fail to pay the $50,000 when due or the remaining 450,000 shares of our common stock are not freely tradeable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock which Mr. Hochstein has not liquidated less than $0.30 per share for two trading days.

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

                                                                   Closing Price
                                                                       Per Share

                                                                  --------------
   Period or Quarter                                               High    Low
   -----------------                                              ------- ------

   March 23, 1999 through March 31, 1999.........................   $ .22   $.13
   Second Quarter 1999...........................................     .17    .09
   Third Quarter 1999............................................     .14    .09
   Fourth Quarter 1999...........................................     .45    .09
   January 1, 2000 through March 13, 2000........................    1.13    .14



  On March 13, 2000, the last reported sales price of our common stock on the over-the-counter market was $.25 per share.

  On March 13, 2000, we had 0 shares of convertible preferred stock outstanding. This convertible preferred stock has a liquidation value of $1,000 per share. The holders of the convertible preferred stock are entitled to 18% cumulative dividends payable quarterly. Since the convertible preferred stock carries rights to cumulative 18% dividends, dividends that are not paid accrue. During 1999 and 1998, we accrued $1,000,000 and $730,000, respectively, in dividends payable. We would be required to pay these accrued dividends before any dividends are allowed to be paid on our common stock. Our charter allows the holders of the convertible preferred stock to convert their shares into shares of our common stock by dividing $1,000 per share of convertible preferred stock by the "conversion price." The "conversion price" is a formula based on the lesser of $10.50 or 75% of the average closing price during the 10 trading-day period prior to conversion.

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

  We currently expect to ask our stockholders to approve a reverse stock split on a up to 20-for-1 basis. We cannot assure you that we will be successful in obtaining such approval. See "--Liquidity and Capital Resources" for a table setting forth our expected capitalization assuming all of the transactions and issuances described in this Annual Report are consummated and we effect a reverse stock split on an up to 20-for-1 basis.

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

  Net Loss. Net loss decreased by $8,312,145, or 52%, from $16,006,927 in 1998 to $7,694,782 in 1999.

Comparison of 1998 to 1997

  Revenues. Revenues in 1997 consisted of golf revenues, management and design fees and resident membership. Revenues in 1998 consisted of the sale of golf-related equipment and accessories. Revenues increased by $1,943,384, or 47%, from $4,093,599 in 1997 to $6,036,983 in 1998. We discontinued our golf- related equipment and accessories business in December 1998 and did not have any business operations until the commencement of our Internet business on November 1, 1999.

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

  Other Expenses. Other expenses in 1997 consisted of interest expense, loss on investments and amortization of debt discount on convertible debentures. Other expenses in 1998 consisted of interest expense of $635,926, loss on investments, including write downs of assets in business ventures and golf- related business of $7,664,359 and litigation settlement expenses of $740,004. This was partially offset by the gain of $523,799 on the sale of a golf course and interest income of $135,755. Other expenses increased by $7,795,868, or 228%, from $3,420,426 in
1997 to $11,216,294 in 1998. This increase was due to the amortization of debt discount on convertible debentures and the losses incurred on foreclosure and write-off of investments in the golf-related equipment and accessories business discontinued in December 1998.

  Net Loss. Net loss increased by $10,019,893, or 167%, from $5,987,034 in 1997 to $16,006,927 in 1998.

Liquidity and Capital Resources

  Capitalization. Our charter authorizes the issuance of 200.0 million shares of common stock and 1.0 million shares of preferred stock. As of February 16, 2000, we had approximately 13.8 million shares of common stock outstanding. In addition, as of such date, we had approximately 5,685 shares of preferred stock outstanding that are convertible into 42.6 million shares of common stock, $1.5 million of notes outstanding (other than the OrbitTravel notes) that are convertible into 10.1 million shares of common stock. In addition, as of March 13, 2000, OrbitTravel had issued $3.2 million of notes convertible into 6.4 million shares. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock.

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

  Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of March 13, 2000, our principal source of liquidity was approximately $197,000 in cash. We estimate that monthly operational cash requirements are approximately $300,000. As part of our monthly operational cash requirements, we are obligated to pay an aggregate of approximately $92,000 to our executive officers under the terms of their employment agreements. In addition, as discussed below, we have significant short-term financing cash requirements. We currently do not have sufficient funds to meet our current cash and financing needs nor do we expect to generate sufficient cash from operations to meet these needs. We cannot assure you that we will be able to obtain funds to finance our current cash and financing needs on acceptable terms, if at all. In addition, any increases in anticipated expenses would further strain our liquidity and capital resources. We must raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, we will be required to modify our operating plans in accordance with the extent of available funding. We may not be able to raise any such capital on acceptable terms or at all. Further, we cannot assure you that we will be able to raise sufficient capital to continue our operations. If we cannot continue our operations, we may be forced to discontinue our business and liquidate our assets.

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

  In addition to our employment agreement with Mr. Cellura, we have entered into employment agreements with each of our other executive officers. We have filed each of these agreements as an exhibit to this Annual Report on Form 10- KSB. Our agreements with Messrs. Noosinow and Dollinger are substantially similar to our agreement with Mr. Cellura except as follows: (1) Mr. Noosinow's base salary is at least $225,000 and his severance payment upon termination without cause would be $900,000; and (2) Mr. Dollinger's base salary is at least $180,000 and his severance payment upon termination without cause would be $900,000.

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

 10.7(10) Employment Agreement dated June 24, 1999 between us and Joseph R.

          Cellura

 10.8(10) Employment Agreement dated November 1, 1999 between us and Dean E.

          Miller

 10.9(10) Employment Agreement dated November 1, 1999 between us and David A.

          Noosinow

 10.10(10)Employment Agreement dated December 1, 1999 between us and Douglas R.
          Dollinger
 10.11(10)Intentionally Omitted
 10.12(10)Intentionally Omitted

 10.13(10)Form of Exchange Letter between us and the holders of our convertible debt

 10.14(10)Settlement Agreement dated as of June 24, 1999 between us and Joseph
          R. Cellura

 10.15(10)Separation Agreement dated as of September 1, 1999 between us and Kenneth Craig

 10.16(10)Settlement Agreement dated as of January 31, 2000 between us and Clifford F. Bagnall

 10.17(10)Settlement Agreement dated as of January 31, 2000 between us and Kirk
          Scoggins

 10.18(10)Memorandum of Settlement dated as of June 29, 1999 between us and the Plaintiff Group

 10.19(9) Our 1998 Incentive Stock Option Plan
 10.20(10)Form of OrbitTravel.com, Inc. Convertible Note

 10.21(10)Management Agreement dated November 17, 1999 between OrbitTravel.com,
          Inc. and Bonveno.com Limited
 10.22(10)European Specific Software Development Agreement dated November 17,
          1999 between OrbitTravel.com, Inc. and Bonveno.com Limited 10.23(10)Operational Agreement dated November 17, 1999 between
          OrbitTravel.com, Inc. and Bonveno.com Limited

 10.24(10)Interactive Services Agreement between America Online, Inc. and Orbit
          Network, Inc. dated as of May 1, 1999
 10.25(10)Agreement dated as of July 1, 1996 between Applied Information
          Services, Inc. and Amadeus Marketing, S.A.
 10.26(10)Associate Distribution and Services Agreement dated as of April 2,
          1998 between Orbit Network, Inc. and The Sabre Group, Inc.

 10.27(10)Services Display and Reservations Agreement dated as of November 24,
          1998 between Orbit Network, Inc. and Galileo International, L.L.C. 10.28(10)Associate Participation Global Reference System Agreement dated as of
          August 2, 1999 between Orbit Network, Inc. and WorldSpan, L.P. 10.29(10)Certificate of Incorporation of OrbitTravel.com, Inc.
 10.30(10)Bylaws of OrbitTravel.com, Inc.
 10.31(10)Joint Venture Agreement dated November 17, 1999 among WebTravel
          Systems Limited, OrbitTravel.com, Inc. and Bonveno.com Limited 10.32(10)Form of Indemnification Agreement
 10.33(10)Joint Content Distribution Agreement dated January 9, 2000 between

          OrbitTravel.com, Inc. and AsiaGateway.com, Ltd.
 10.34(10)Consulting  Services  Agreement  and  Joint  Consent  Agreement  dated
          February 7, 2000 by and among OrbitTravel and Laspata/Decaro Studio Corp.

 21(10)   Our subsidiaries
 27    Financial Data Schedule

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

(9) Incorporated by reference from our Registration Statement on Form S-8 filed September 1, 1998.

(10) Incorporated by reference from our Annual Report on Form 10-KSB for 1999.

 (b) Reports on Form 8-K

We filed the following Form 8-K's during the fourth quarter of 1998

  Dated 10/20/1998
  Dated 10/28/1998

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                          DIVOT GOLF CORPORATION

                                                 /s/ Joseph R. Cellura
                                          By: ---------------------------------
                                                     Joseph R. Cellura
                                                  Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                  Title                      Date
             ---------                  -----                      ----


     /s/ Joseph R. Cellura      Chairman of the Board of         March 29, 2000
----------------------------    Directors and Chief Executive
         Joseph R. Cellura          Officer

    /s/ Douglas R. Dollinger     General Counsel and Director    March 29, 2000
----------------------------------
        Douglas R. Dollinger

    /s/ David A. Noosinow        President and Director          March 29, 2000
----------------------------------
         David A. Noosinow

    /s/ Clifford F. Bagnall      Chief Financial Officer         March 29, 2000
----------------------------------   (principal accounting officer)
        Clifford F. Bagnall

INDEX

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED

               DECEMBER 31, 1999 and 1998                             F-1
              DECEMBER 31, 1997 and 1996                             F-20

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

  The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in Note 1, the Corporation has incurred recurring operating losses, has pending litigation, has a shareholders' deficit of approximately $13 million, and has a working capital deficiency. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                             DIVOT GOLF CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT



                                                                                           Convertible
                                            Convertible                                     Preferred
                          Common Stock    Preferred Stock    Additional                   Treasury Stock
                       ------------------ ------------------   Paid-in    Accumulated   -------------------
                         Shares   Amount   Shares    Amount    Capital      Deficit      Shares    Amount       Total
                      ---------- ------- ---------  ------- -----------  ------------   --------  ---------     -------

Balance at December
 31, 1997.............  2,842,167 $ 2,842   283,170   $  283 $32,083,757  $(29,285,060) (281,250) $(210,937)$  2,590,885
Net loss..............        --      --        --       --          --    (16,006,927)      --         --   (16,006,927)

Issuance of Warrants
 in connection with
 issuance of debt.....        --      --        --       --    1,907,328           --        --         --      1,907,328

Issuance of Common
 Stock in connection
 with a private
 placement............    551,933     552       --       --    1,431,346           --        --         --      1,431,898

Issuance of Preferred
 Stock in connection
 with acquisition.....        --      --      3,000        3   2,999,997           --        --         --      3,000,000

Issuance of Preferred
 Stock in connection
 with a private
 placement............        --      --      1,020        1   1,019,999           --        --         --      1,020,000

Accrued Preferred
 Stock dividends in
 arrears..............        --      --        --       --          --       (730,000)      --         --       (730,000)

Preferred Stock
 dividend --
  conversion
 discount.............        --      --        --       --      687,777      (687,777)      --         --            --
Issuance of Common
 Stock in connection
 with Warrant
 exercise.............     94,304      94       --       --          (94)          --        --         --            --
Issuance of Common
 Stock in connection
 with conversion of
 debentures...........    457,412     458       --       --    1,058,055           --        --         --      1,058,513

Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......     46,429      46      (165)     --          (46)          --        --         --            --
Issuance of Common
 Stock for
 acquisitions.........    417,796     418       --       --      534,783           --        --         --        535,201
                       ---------- ------- ---------   ------ -----------  ------------  --------  ---------  -------------
Balance at December
 31, 1998.............  4,410,041 $ 4,410   287,025   $  287 $41,722,902  $(46,709,764) (281,250) $(210,937) $ (5,193,102)
Net loss..............        --      --        --       --          --     (7,694,782)      --         --     (7,694,782)

Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......  1,293,601   1,294      (190)     --       (1,294)          --        --         --            --
Accrued Preferred
 Stock dividends in
 arrears..............        --      --        --       --                 (1,000,000)      --         --     (1,000,000)

Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,050,000   8,050       --       --      801,950           --        --         --        810,000
                       ---------- ------- ---------   ------ -----------  ------------  --------  ---------   ------------
Balance at December
 31, 1999............. 13,753,642 $13,754   286,835   $  287 $42,523,558  $(55,404,546) (281,250) $(210,937)  $(13,077,884)
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

  From October through December of 1999, the Company issued $1,675,000 of 7% and 9% convertible debentures maturing at various dates through June 2000. Immediately upon the closing of a merger transaction between OrbitTravel.com, Inc., a wholly owned subsidiary, and the Company, the debenture holders shall automatically convert all principal and interest into common stock of the Company at a fixed conversion price of $.50 per common share. In the event the merger has not occurred by the maturity date, all principal and unpaid

                                       F-9

                             DIVOT GOLF CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Divot Golf Corporation

     We have audited the accompanying consolidated balance sheet of Divot Golf Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Divot Golf Corporation and subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

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

                             DIVOT GOLF CORPORATION

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



                             DIVOT GOLF CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                                               CONVERTIBLE
                                                              CONVERTIBLE                                        PREFERRED
                                         COMMON STOCK        PREFERRED STOCK     ADDITIONAL                    TREASURY STOCK
                                     --------------------   -----------------     PAID-IN     ACCUMULATED   --------------------
                                       SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT     SHARES     AMOUNT
                                     ----------   -------   --------   ------   -----------   ------------  --------   ---------

Balance at December 31, 1995.......  17,678,066   $17,678    375,000    $375    $21,857,456   $(13,893,582)      --   $      --
Net loss...........................          --       --          --      --             --     (8,625,732)      --          --
Issuance of Common Stock in
 connection with conversion of
 convertible debentures............   6,350,564    6,351          --      --      2,490,434          --          --          --
Issuance of Common Stock in lieu of
 compensation......................      50,000       50          --      --         58,545          --          --          --
Unrealized gain on investments.....          --       --          --      --             --          --          --          --
Translation of foreign currency
 financial statements..............          --       --          --      --             --          --          --          --
                                     ----------   -------   --------    ----    -----------   ------------  --------   ---------
Balance at December 31, 1996.......  24,078,630   $24,079    375,000    $375    $24,406,435   $(22,519,314)      --   $      --
                                     ==========   =======   ========    ====    ===========   ============  ========   =========
Net loss...........................          --       --          --      --             --     (5,987,034)      --          --
Conversion of Preferred Stock
 to Common Stock...................     468,750      469     (93,750)    (94)          (375)          --         --          --
Repurchase of Preferred Stock......          --       --          --      --             --           --    (281,250)   (210,937)
Issuance of Preferred Shares in
 connection with a private
 placement.........................          --       --       1,920       2      1,754,998           --         --          --
Preferred Stock Dividend
 -- conversion discount............          --       --          --      --        669,928       (669,928)      --          --
Issuance of Common Stock
 in connection with conversion
 of convertible debentures.........  13,432,995   13,433          --      --      3,423,317           --         --          --
Issuance of 30,082,268 warrants
 in connection with convertible
 debentures........................          --       --          --      --      1,203,291           --         --          --
Issuance of Common Stock
 in connection with the convertible
 debenture agreement...............   1,652,128    1,652          --      --        308,122           --         --          --
Issuance of Common Stock
 in connection with the purchase of
 Divot Spa WGV, Inc................   3,000,000    3,000          --      --        278,250           --         --          --
Unrealized gain on investments.....          --       --          --      --             --           --         --          --
Translation of foreign currency
 financial statements..............          --       --          --      --             --           --         --          --
                                     ----------   -------   --------    ----    -----------   ------------   -------   ---------
Balance at December 31, 1997.......  42,632,503   $42,633    283,170    $283    $32,043,966   $(29,176,276) (281,250)  $(210,937)
                                     ==========   =======   ========    ====    ===========   ============   ========  ==========



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

                             DIVOT GOLF CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.  BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING

    POLICIES

     Divot Golf Corporation ("the Company") owns and operates golf courses and is engaged in the development, licensing and marketing of golf-related businesses. The Company also holds certain exclusive licensing rights in the United States and internationally.

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

  Property and Equipment

     Property and equipment is recorded at cost. Costs relating to the acquisition and development of golf courses, including the cost of real estate, related legal fees, construction costs, interest, and other direct costs associated with the development of the golf courses are capitalized as part of the cost of the course. Depreciable golf course improvements are comprised primarily of irrigation

                             DIVOT GOLF CORPORATION
systems, cart paths, bridges, and other land improvements. Depreciation on property and equipment begins when the assets are placed into service and is charged to operations over the estimated useful lives of the assets (5 to 20 years), utilizing the straight-line method for financial reporting purposes and accelerated methods for tax purposes. All other costs are charged to expense as incurred.

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

                             DIVOT GOLF CORPORATION

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

                             DIVOT GOLF CORPORATION

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

                             DIVOT GOLF CORPORATION

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

                             DIVOT GOLF CORPORATION

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

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income

                             DIVOT GOLF CORPORATION
tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 are as follows:




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

                             DIVOT GOLF CORPORATION

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

7.  STOCK OPTIONS

     On June 3, 1994, the Board of Directors and the stockholders of the Company adopted the Divot Golf Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "Stock Option Plan") as an incentive for key employees. The purchase price for any Stock Awards and the exercise price for any Options may not be less than the fair market value for the common stock on the date of grant. Unless otherwise agreed between the grantee and the Company, the Stock
Awards and Options expire 90 days after termination of the grantee's relationship with the

                             DIVOT GOLF CORPORATION

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

                             DIVOT GOLF CORPORATION

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

                             DIVOT GOLF CORPORATION

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