Form 10QSB
period 2000-03-31
DIVOT GOLF CORP
filed 2000-06-08
CIK 916184

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2000; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to

      COMMISSION FILE NO. 0-24812


                           ORBITTRAVEL.COM CORPORATION

                                Formerly Known As

                            (DIVOT GOLF CORPORATION)

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


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

On May 30, 2000 there were 134,288,781 shares of the issuer's Common Stock, $.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION

                            QUARTERLY REPORT FOR THE

                           PERIOD ENDED MARCH 31, 2000

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999.................................................  3

         Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 1999.............................  5

         Condensed Consolidated Statements of Changes in Shareholders' Deficit
         for the three-month period ended March 31, 2000...................  6

         Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.............................. 7

         Notes to Condensed Consolidated Financial Statements............... 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................27
Item 2.  Changes in Securities..............................................31
Item 3.  Defaults Upon Senior Securities....................................33
Item 4.  Submission of Matters to a Vote of Securities Holders..............33
Item 5.  Other Information..................................................33
Item 6.  Exhibits and Reports on Form 8-K...................................33

Signatures................................................................. 34

                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                           March 31,
                                              2000                  December
                                          (Unaudited)               31, 1999
                                          -------------           -------------

Current assets:
  Cash                                      $  149,752              $  174,492
  Trade accounts receivable, net                65,309                  82,608
  Accounts receivable from related parties     186,618                 114,332
  Prepaid expenses and other current assets    125,597                 288,442
                                          -------------           -------------
Total current assets                           527,276                 659,874

Furniture and equipment, net                    88,258                  72,023

Intangible assets                              600,000                       -
Other assets                                   112,500                 136,425
                                          -------------           -------------
Total assets                               $ 1,328,034              $  868,322
                                          =============           =============



See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                March 31,
                                                   2000          December
                                               (Unaudited)       31, 1999
                                               -------------    ------------
Current liabilities:
   Accounts payable                               $ 996,043    $  1,210,614
   Accrued expenses                               1,057,512       1,562,666
   Accrued compensation and payroll                  20,754       5,328,122
   Amounts due to related parties                         -          60,500
   Dividends payable                                      -       1,730,000
   Notes payable                                  6,000,576       3,392,504
   Notes payable to related parties                 543,659         661,800
                                               -------------    ------------
Total current liabilities                         8,618,544      13,946,206

Shareholders' deficit:
  Convertible  Preferred Stock,  $.001 par value;  1,000,000 shares  authorized;
    281,250and 286,835 shares issued and outstanding as of March 31,

    2000 and December 31, 1999, respectively            281             287
  Common Stock, $.001 par value; 200,000,000 shares
    authorized; 101,279,740 and 13,753,642 shares
    issued and outstanding as of March 31, 2000 and
    December 31, 1999, respectively                 101,280           13,754
  Additional paid-in capital                     55,691,004       42,523,558
  Accumulated deficit                           (62,872,138)     (55,404,546)
  Convertible Preferred Stock held in
    treasury, 281,250 shares                       (210,937)        (210,937)
                                                ------------     -------------
Total shareholders deficit                      (7,290,510)     (13,077,884)
                                               -------------    ------------
Total liabilities and shareholders deficit    $  1,328,034     $    868,322
                                               =============    ============

  See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                  Three Months Ended
                                                      March 31
                                                  2000                  1999
                                          -------------         -------------

   Operating revenues:                    $    189,503            $        -
                                          -------------         -------------

   Operating expenses:
      Compensation expense                   4,519,902               181,522
      General and administrative expenses      503,547               126,782
      Professional fees, including legal       745,706                85,711
          and accounting
      Depreciation and amortization expense      7,032                     -
                                             -------------         -------------
           Total operating expenses          5,776,187               394,015
                                          -------------         -------------
      Operating loss                       (5,586,684)             (394,015)

   Other income (expense):
      Interest expense - contractual          (37,448)              (27,500)
      Litigation settlement expense        (2,103,327)                    -
      Other income                            259,867                17,439
                                         -------------         -------------

   Net loss                              $ (7,467,592)           $ (404,076)
                                          =============         =============
   Basic and diluted net loss per share     $   (0.13)          $     (0.08)
                                          =============         =============

   Weighted average number of common
   shares outstanding                      57,516,691             5,180,500
                                          =============         =============

See accompanying notes

                               ORBITTRAVEL.COM CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT






                                                                                         Convertible

                                              Convertible                                 Preferred
                          Common Stock     Preferred Stock    Additional                Treasury Stock
                       ------------------ ------------------   Paid-in    Accumulated -------------------
                         Shares   Amount   Shares    Amount    Capital      Deficit     Shares    Amount       Total
                       ---------- ------- ---------  ------- -----------  ------------ --------  ---------  ------------
Balance at December

 31, 1999............. 13,753,642 $13,754   286,835   $  287 $42,523,558  $(55,404,546)(281,250) $(210,937) $(13,077,884)
Net loss (unaudited)          --      --        --       --          --     (7,467,592)--        --           (7,467,592)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock...... 41,219,432  41,219   (5,585)      (6)   1,688,787          --   --        --            1,730,000
Issuance of Common
 Stock in connection
 with conversion of
 debt................. 37,966,666  37,967       --       --    9,514,049         --    --        --            9,552,016
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,340,000   8,340       --       --    1,964,610       --      --        --            1,972,950
                       ---------- ------- ---------   ------ -----------  ------------   --------  ---------  ------------
Balance at March

 31, 2000 (Unaudited) 101,279,740 $101,280  281,250   $  281 $55,691,004  $(62,872,138)(281,250) $(210,937) $ (7,290,510)
                       ========== ======= =========   ====== ===========  ============   ========  =========  ============

See accompanying  notes

                                ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                     For the three months ended
                                                            March 31,

                                                      2000                 1999
                                                   ------------         -----------
Cash flows from operating activities:
  Net loss                                         $ (7,467,592)     $  (404,076)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
     Issuance of shares in settlement of litigation   1,972,950                -
     Issuance of shares for conversion of debt        3,952,699                -
     Depreciation and amortization                        7,032                -
     Accounts receivable from related parties                 -           60,115
     Decrease in other assets                            23,925                -
     Net change in other working capital items          (10,663)         336,846
                                                    ------------         -----------
 Net cash used in operating activities               (1,521,649)          (7,115)
                                                    ------------         -----------

   Investing activities:
       Purchase of other assets                        (60,000)                -
       Purchase of property and equipment, net         (23,267)                -
                                                   ------------          -----------
   Net cash used in investing activities               (83,267)                -
                                                   ------------          -----------

   Financing activities:
       Proceeds from borrowings                      1,580,176             6,800
                                                   ------------         -----------
   Net cash provided by financing activities         1,580,176             6,800
                                                   ------------         -----------

   Decrease in cash                                    (24,740)             (315)
   Cash at beginning of period                         174,492               568
                                                   ------------         -----------
   Cash at end of period                            $  149,752         $     253
                                                   ============         ===========

See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000
                                       (Unaudited)




NOTE A.  Business of the Company and Significant Accounting Policies

Description of Business OrbitTravel.com f/k/a Divot Golf Corporation ("the Company") has experienced poor operating performance in the golf industry and as a result of perceived opportunities in the e-commerce industry, the Company has ceased operations as a golf related products and services company and is repositioning itself as a value added services provider specializing in e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

On March 1, 2000, a majority of the holders of the Company's common stock approved an amendment to the Company's Certificate of Incorporation, changing the Company's name to "OrbitTRAVEL.com Corporation." The name change was made effective on April 20, 2000. In addition, the Company changed its stock trading symbol from "PUTT" to "OBTV" to better reflect its new name and business strategy.

As of March 31, 2000, the Company has a net working capital deficiency of $8,091,269 and a shareholders' deficit of $7,290,510. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. On May 30, 2000, the Company began receiving the first $2 million round of a promised $10 million financing from Teakwood Ventures, L.L.C. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

Basis  of  Presentation

The  accompanying   unaudited  condensed   consolidated
financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 contained in its current Annual Report on Form 10-KSB.

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000
                                       (Unaudited)

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

NOTE B. Non-Cash Activities

During the quarter ended March 31, 2000 the following significant non-cash activities occurred:

Debt of $540,000 was issued in consideration for other assets which includes certain intellectual property assets related to the TravelFile website. An additional $369,755 of debt was issued in order to pay off various other accrued liabilities.

All outstanding preferred shares, including $1,730,000 in accrued dividends, were converted to 41,219,432 shares of common stock.

The Company issued 37,966,666 shares of common stock as payment of $231,449 in accounts payable and accrued expenses and $5,307,368 of accrued compensation. In addition $3,952,699 of compensation expense was recorded as a result of the excess of the fair market value of the shares on the date of issuance versus the amount previously recorded as accrued compensation.

As a result of  following  litigation  during the  quarter,  the Company  issued
8,340,000  shares  of  common  stock  resulting  in  a  litigation   expense  of
$1,972,950.

     On March 12, 2000, we issued 1,890,000 shares of our common stock to the Joseph R. Cellura Trust, a Trust established for the benefit of Ellee Knight, a previous employee of ours. These shares were issued in full and final settlement as part of an amended and restated settlement agreement, dated March 1, 2000, entered into with Ms. Knight.

     In March 2000, we issued 6,000,000 shares of our common stock to Joseph Salvani in settlement of claims against us for threatened litigation for alleged damages he incurred due to the fact that certain common shares were not issued to him previously. The issuance of these shares is in full and final settlement of all claims Mr. Salvani might have against us and releases us from any future claims.

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000
                                       (Unaudited)
NOTE C. Commitments and Contingencies

The Company has employment agreements with certain of its executive officers, the terms of which expire at various times through June 24, 2006. Such agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management goals are attained. In addition, the Company is required to issue 18 million stock options to these executives during 2000 to purchase the Company's common stock at an exercise price equal to the fair market value at the date of issuance. On March 1, 2000, a majority of the holders of the Company's common stock approved, adopted, and ratified the Executive Employment Agreements executed between the Company and Joseph R. Cellura, David A. Noosinow, and Douglas R. Dollinger. Minimum commitments for future salaries, excluding bonuses, by year and in the aggregate consist of the following at March 31, 2000:

2000....................................................... $  835,000
2001.......................................................    835,000
2002.......................................................    835,000
Thereafter.................................................  1,957,000
                                                            -----------
                                                            $4,462,000

In connection with the Company's February 21, 1996 Agreement in Principle with the Company's three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four previously owned golf courses. However, the Company's efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against the Company claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996, the court issued a preliminary injunction which required the Company to transfer to EPI Pension Fund 45% of the outstanding equity in the Company's GLV and GMW subsidiaries whereby the Company retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. The Company filed an appeal brief to this preliminary injunction on August 14, 1996. The court denied this appeal on February 11, 1997. The Company entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which intended to resolve all outstanding issues between the Company and the EPI Pension Fund. The Company failed to perform all of the Company's obligations under the settlement agreement. On February 10, 1998, the court entered an order directing the Company to perform fully all of the Company's obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, the Company offered partial performance under the settlement agreement which was taken under advisement by the court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future. On March 1, 2000, a majority of the Company's holders of common stock approved, adopted, and ratified this settlement agreement.

The Company submitted a proposed settlement to the EPI Pension Fund, with a $3,000 good faith deposit. The terms of the proposed settlement include a down

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

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

On January 9, 2000, OrbitTravel.com, the Company's wholly owned subsidiary, executed a content distribution agreement for a term of three years with AsiaGateway.com, Ltd. Under the terms of this agreement, the Company was required to issue 200,000 shares of its common stock 30 days from the execution of this agreement. As of May 31, 2000, since the Company has not issued such shares, either party may terminate this agreement.

On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by one of the Company's directors and executive officers, assigned to the Company its rights and obligations under an agreement dated as of the same date pursuant to which the Company purchased the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable due in 2000 in the amount of $540,000, and the issuance of 3,000,000 shares of the Company's common stock in May 2000. A creditor of Orbit Network acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000. Under the terms of the agreement, the Company is required to pay two independent contractors a total of $450,000 over three years in exchange for professional consulting services to the Company.

A holder of the Company's convertible preferred stock ("the holder") paid $97,915 on the Company's behalf during 1998 to satisfy some of the Company's payroll obligations to employees. In full satisfaction of the amounts the Company owes to the holder and other litigation threatened by the holder, the Company entered into a settlement agreement with the holder as of January 31, 2000 pursuant to which the Company has agreed to issue to the holder approximately 4.5 million shares of the Company's common stock and deliver to the holder specific items of personal property owned by the Company and by the Chairman and CEO of the Company. As of May 31, 2000, the Company had not issued all of the shares required by the settlement agreement.

On January 31, 2000, the Company entered into an agreement with Wilhelmina Artist Management LLC pursuant to which the Company would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80 million shares of the Company's common stock. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. On April 18, 2000, the parties entered into an amended and restated Stock Acquisition Agreement, which provided for the acquisition of WilhelminaTravelFile.com by the Company in consideration for the issuance of an amount of Company shares equivalent to ten percent (10%) of the issued and outstanding shares of the

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

Company on a fully diluted basis, with an anticipated closing date of May 12, 2000. As of May 31, 2000, the Company had not issued the shares necessary to close the transaction, although neither party has elected to cancel the amended and restated agreement.

On February 7, 2000, OrbitTravel.com executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide the Company with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use with the Company's TravelFile service. Under the agreement, the Company was required to issue 2.5 million shares of the Company's common stock vesting in equal annual installments over the three-year term of the agreement. In addition, the Company has verbally agreed to issue Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy. On May 12, 2000, the Company authorized the issuance of 2,700,000 shares to Laspata/Decaro, which represents the full amount of shares due to Laspata/Decaro over the three year term of the Agreement. The accelerated share issuance was authorized by the Company's Board of Directors as a result of the exemplary performance on the part of Laspata/Decaro following the execution of the Agreement.

On February 15, 2000, an accredited investor agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby the investor agreed to purchase: (1) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of the Company's common stock at $0.3182 per share on or before September 30, 2000. The investor's agreement to purchase the Company's common stock is subject to several conditions, including the condition that the shares to be issued to the investor must be freely tradeable. In addition, if the Company's total equity market capitalization is less than $200 million on any dates that the investor purchases the Company's common stock, the Company has agreed to proportionally reduce the per share price of the common stock to be purchased by the investor. The agreement also requires that the Company appoint two directors who are nominated by the investor to the Company's board. As of March 31, the Company and the investor agreed to extend the obligations of the parties under the funding commitment letter and subscription agreement by up to ninety days, due to market fluctuations and repricing considerations. On May 30, 2000, the Company began receiving the first $2,000,000 round of financing. However, because the market capitalization of the Company fell below the minimum required by the Agreement, the shares sold in connection with that round were repriced, which will result in the issuance of 58,944,595 shares to the investor as partial satisfaction of issuances required for the $2.0 million funding.

On February 24, 2000, the Company executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's

                               ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

3-D Internet asset for approximately 473.9 million shares of the Company's common stock. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by one of the Company's executive officers. This letter of intent expired on May 1, 2000 at which time the Company elected not to pursue the transaction.

On October 22, 1998, an individual ("the plaintiff") filed a complaint against the Company, the Chairman and CEO of the Company and other entities controlled by him alleging that the Company violated various federal and state securities laws. On February 16, 2000, the Company and the plaintiff executed a settlement pursuant to which the Company agreed to pay $150,000 during 2000 and to issue 850,000 shares of the Company's common stock in settlement of this dispute. Of these shares, 400,000 shares were issued during 1999 and the remaining 450,000 shares were issued on February 25, 2000. If the Company fails to pay the amounts due in 2000 or 450,000 shares of the 850,000 shares of the Company's common stock are not freely tradable by the terms of the settlement agreement, the Company has agreed that a judgment for $575,000 may be entered into against the Company, the Chairman and CEO of the Company and other entities controlled by him. If the price of the Company's common stock falls below 30 cents per share for two trading days before March 18, 2000, the Company has agreed to repurchase 400,000 shares of the Company's common stock for a minimum of 30 cents per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days. On March 1, 2000, a majority of the holders of the Company's common stock approved, adopted, and ratified the settlement agreement between the Company and this Plaintiff. At May 31, 2000, the Company has paid $100,000 against the $150,000 balance due.

In January and May of 1999, a group of former stockholders and employees (including a former officer of the Company) and stockholders and employees of various companies, formerly controlled by the Chairman and CEO of the Company, filed three lawsuits against the Company, these various acquired corporations, the Chairman and several of the Company's other executive officers and stockholders. The complaints alleged, among other things, that (1) the Company had failed to issue an aggregate of 15 million shares of the Company's common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to the Company's common stock on June 2, 1998), (2) the Company and its officers had committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable to a former officer of the Company in the amount of $225,000; (2) the issuance of 7.65 million shares of the Company's common stock (of which 333,334 shares were issuable to the Company's former officer); and (3) the assignment by the Chairman of the Company of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. The Chairman assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. The note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's

                             ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

common stock approved, adopted, and ratified this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. As of May 31, 2000, the Company has not made any payments toward the principal of the Note. The common shares were issued in March 2000.

On April 24, 2000, Harlan Logan, a former employee of Divot Golf Corporation, filed a complaint in Florida Circuit Court against us and Mr. Cellura, alleging that the Company has failed and refused to pay Mr. Logan those wages due and owing for the last two months of his employment with the Company , as well as a performance bonus which he claimed was earned when the "MobileSuites Project" was ready for production. Specifically, Mr. Logan is seeking $15,000 in unpaid wages ($7500 per month X 2) and a $65,000 performance bonus. The claim arises out of a failed project known as "MobileSuites", a separate and wholly owned subsidiary of Divot Golf Corporation, whose purpose was to develop and manufacture a prototype for display at the World Golf Village in St. Augustine, Florida. Mr. Logan claims that he fulfilled his obligation regarding the "MobileSuites Project" as it was ready for production, but that it was never manufactured due to the financial condition of the company. Mr. Logan also claims that, in accordance with his employment agreement, he purchased real estate on behalf of the Company at the World Golf Village in March 1998 in the amount of $95,000, and that in consideration for the purchase, we agreed to buy the property back for the original purchase price by the year ending 1998 and to reimburse him for all expenses, interest, costs, down payment, and closing costs associated with the purchase. Mr. Logan also claims that Mr. Cellura wrongfully converted for his own personal use the Company's funds that were to be used for payment of his wages and performance bonus. The Company filed an answer to the complaint on May 22, 2000 denying all of the material allegations raised in the complaint, and plan on vigorously defending the action through corporate counsel. The Company is considering filing a counterclaim against Mr. Logan for fraud in connection with his submission and our payments of fraudulent expenses and costs associated with the project, as well as for tortious interference with contractual relations by improperly using his position of authority at the Palma Ceia Golf Club to have the Company's corporate golf membership revoked as a result of which the Company lost a $50,000 membership fee. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation.

                             ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three-month periods ended March 31, 2000 and 1999 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in our 1999 Annual Report on Form 10-KSB.

Overview and Background

  We were incorporated in Delaware on November 12, 1991 under the name "Longview Golf Corporation." We changed our name to "Brassie Golf Holdings, Ltd." on September 18, 1992, and then again, on March 29, 1993, to "Brassie Golf Corporation." On June 2, 1998, we changed our name to "Divot Golf Corporation." On March 1, 2000, a majority of the holders of the our common stock approved an amendment to the our Certificate of Incorporation, changing the our name to "Orbittravel.com Corporation." The name change was made effective on April 20, 2000. In addition, on April 20, 2000 we changed its stock trading symbol from "PUTT" to "OBTV" to better reflect our new name and business strategy.

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

  Due to labor and capital intensive programs associated with golf courses and the poor operating results of our golf course ownership, design, and management activities, we decided to refocus our business strategy. We elected to continue our efforts in the World Golf Village. But instead of focusing on the ownership, design, and management of golf courses, we decided to focus on developing, licensing, and marketing golf-related products and services. In July 1997, we sold the division responsible for managing the third party-owned golf courses. In August 1997, we sold our golf course design subsidiary. From November 1997 through April 1998, we sold the golf courses we owned.

  To implement our new strategic focus, in April 1998 we acquired three golf-related products companies, Divot Golf Corporation, Miller Golf, Inc. and Talisman Tools Incorporated. After defaulting on a newly obtained line of credit with Citizens Bank in February 1999, third parties foreclosed on our Miller Golf assets after Citizens Bank sold the notes to such third parties.

                            ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

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

Recent Developments

  Acquisition Activity. On October 5, 1999, Orbit Network publicly issued a press release stating that we had announced that we had signed a definitive merger agreement to acquire Orbit Network in a stock for stock exchange. However, upon completion of our due diligence review of Orbit Network, Orbit Network and we mutually agreed to cancel this merger agreement and agreed to enter into the transactions we discuss below.

  We entered into a right to use agreement with Orbit Network as of November 1, 1999 pursuant to which we paid $500,000 in cash for a six-month right to use and operate Orbit Network's GDS contracts with Amadeus, Sabre, Galileo and World Span, its services agreement with AOL and related furniture and equipment. As part of this right to use agreement, we operate the "TravelFile" website that provides travel suppliers and Internet users travel planning services. We are entitled under the right to use agreement to retain any revenues for a six-month period that may be generated from the GDS and ancillary contracts. Also, as part of the right to use agreement, we paid $100,000 (included in the $500,000 paid on November 1, 1999) for an option (exercisable in our sole and absolute discretion) to purchase Orbit Network's rights under the GDS and ancillary contracts and related furniture and equipment for the assumption of $5.1 million of Orbit Network debt. This purchase option expired on May 1, 2000, unless extended by us for an additional six months. As of May 31, 2000, we have not elected to exercise our option to purchase these contracts.

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

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets

                               ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

related to the TravelFile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and issued 3.0 million shares of common stock in May 2000, which would represent approximately 0.4% of our common stock assuming all of the transactions described in our Annual Report are consummated.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, Inc. intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions described in our Annual Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent is subject to the execution of a definitive agreement and customary due diligence. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our shareholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval. This letter of intent is subject to the execution of definitive agreements and customary due diligence. As of May 1, 2000, we elected to cancel the proposed transaction with AnimInet.

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant to which we would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80.0 million shares of our common stock, which would represent approximately 9.0% of our common stock assuming all of the transactions described in this Quarterly Report are consummated. We believe that Wilhelmena is one of the world's leading talent management agencies. Wilhelmina and WilhelminaTravelFile.com have entered into an exclusive license pursuant to which WilhelminaTravelFile would showcase Wilhelmena-provided content through an Internet website dedicated to travel information and services. We expect that Wilhelmena models and other celebrities would act as on-screen hosts for travel destinations providing travel tips and inside information, offering special promotions and branded product offerings. Unless the transaction has closed,

                             ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining such approval. On April 18, 2000, the parties entered into an amended and restated Stock Acquisition Agreement, which provided for the acquisition of WilhelminaTravelFile.com by us in consideration for the issuance of an amount of our shares equivalent to ten percent (10%) of our issued and outstanding shares on a fully diluted basis, with an anticipated closing date of May 12, 2000. As of May 31, 2000, we had not issued the shares necessary to close the transaction, although neither party has elected to cancel the amended and restated agreement.

  On January 9, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a content distribution agreement with AsiaGateway.com, Ltd. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of May 31, 2000, since we have not issued such shares, either party may terminate this agreement. Assuming consummation of this transaction, Asiagateway.com would act as our distribution, marketing and sales partner for the Asian region. Asiagateway.com is a provider of commerce, community and content for the Asian marketplace. Content produced and compiled by Asiagateway.com would be integrated into our online travel services. Our online travel services, in turn, would be featured in Asiagateway.com.

  On February 7, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide us with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use within our TravelFile service. We also expect LaSpata/Decaro to assist us in the creation of new video, multi-media, and rich-media content for our online services. We are required to issue under the agreement 2.5 million shares of our common stock vesting in equal annual installments over the three-year term of the agreement, which would represent approximately 0.3% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. In addition, we would issue to Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy. On May 12, 2000, we authorized the issuance of 2,700,000 shares to Laspata/Decaro, which represents the full amount of shares due to Laspata/Decaro over the three year term of the Agreement. The accelerated share

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

issuance was authorized by our Board of Directors as a result of the exemplary performance on the part of Laspata/Decaro following the execution of the Agreement.

Financing Activity. On February 15, 2000, Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby Teakwood Ventures agreed to purchase: (1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradable. We cannot assure you that these conditions will be met. Therefore, we cannot assure you that we will consummate all or part of this transaction.In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. In addition, our agreement with Teakwood Ventures requires that we appoint two directors who are nominated by Teakwood Ventures to our board. As of March 31, we have agreed with Teakwood Ventures to extend the obligations of the parties under the funding commitment letter and subscription agreement by up to ninety days, due to market fluctuations and repricing considerations. On May 30, 2000, we began receiving the first $2,000,000 round of financing. However, because our market capitalization fell below the minimum

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

required by the Agreement, the shares sold in connection with that round were repriced, which will result in the issuance of 58,944,595 shares to Teakwood Ventures as partial satisfaction of issuances required for the $2.0 million funding.

  Since the end of 1999, we have issued or agreed to issue approximately 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares has been issued or will be issued to settle various disputes and contingent liabilities. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. Through May 31, 2000, we have issued approximately 80 million shares in settlement of such litigation and related debt.

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. Through May 31, 2000, we have issued approximately 41.2 million shares in such exchanges.

  Since its inception on October 6, 1999, our wholly owned subsidiary, OrbitTravel.com, has issued approximately $3.5 million of debt that is convertible into approximately 7.0 million shares of our common stock. However, we currently expect to exchange these notes for approximately 76.9 million shares of our common stock. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations-- Liquidity and Capital Resources." As of May 31, 2000 no such conversions have taken place, although as of that date we were engaged in discussions concerning the conversion of these notes.

  On January 9, 2000, OrbitTravel executed an exclusive content distribution agreement with AsiaGateway. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of May 31, 2000, since we had not issued such shares, either party may terminate this agreement.

  We currently expect to ask our stockholders to approve a reverse stock split on a 20-for-1 basis. We cannot assure you that we will be successful in obtaining such approval. See ""Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources " for a table setting forth our expected capitalization assuming all of the transactions and issuances described in this Quarterly Report are consummated and we effect a reverse stock split on an up to 20-for-1 basis.

                              RESULTS OF OPERATIONS

      Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

We generated revenues of $189,503 from operations during the three months ended March 31, 2000 compared to no revenues during the three months ended March 31, 1999. This increase was due to the fact that we discontinued our golf-related equipment and accessories business during 1998 and started our internet activities in late 1999.

Our total operating expenses increased by $5,382,172, or 1,366%, to $5,776,187 from $394,015 during the three month period ended March 31, 2000 and 1999. $3.9 million of this increase is related to compensation expense related to the difference between the issuance of shares in satisfaction of certain accrued compensation at December 31, 1999 and the increase in fair market value of those shares when issued in March 2000. In addition, $659,995 of this increase is related to professional services provided during the first quarter of 2000, primarily as a result of activities related to our annual reports for the years ended 1999 and 1998 which included legal, accounting, and printing services. The remaining $700,000 of this increase related to the fact that we began to implement our internet related business during late 1999 and during the first

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

quarter of 2000, whereas in the same quarter of 1999 we had discontinued our golf related business and had minimal operating activity.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

Other expenses during the quarter ended March 31, 2000 consisted of $2,103,327 related to the settlement of the following litigation:

      On March 12, 2000, we issued 1,890,000 shares of our common stock to the Joseph R. Cellura Trust, a Trust established for the benefit of Ellee Knight, a previous employee of ours. These shares were issued in full and final settlement as part of an amended and restated settlement agreement, dated March 1, 2000, entered into with Ms. Knight.

      In March 2000, we issued 6,000,000 shares of our common stock to Joseph Salvani in settlement of claims against us for threatened litigation for alleged damages he incurred due to the fact that certain common shares were not issued to him previously. The issuance of these shares is in full and final settlement of all claims Mr. Salvani might have against us and releases us from any future claims.

For the quarter ended March 31, 2000, we had a net loss of $7,467,592, an increase of $7,063,516 from the net loss of $404,076 for the three-month period ended March 31, 1999. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses as a result of our repositioning in non-golf related areas.

Inflation did not have a material effect on our operations during the three-month periods ended March 31, 2000 or March 31, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Capitalization. Our charter authorizes the issuance of 200.0 million shares of common stock and 1.0 million shares of preferred stock. As of May 30, 2000, we had approximately 134.3 million shares of common stock outstanding which excludes the approximate 59 million shares to be issued to Teakwood Ventures, LLC. In addition, as of such date, we had approximately no shares of preferred stock outstanding, $1.5 million of notes outstanding (other than the OrbitTravel notes) that are convertible into 10.1 million shares of common stock. In addition, as of May 31, 2000, OrbitTravel had issued $3.5 million of notes convertible into 7.0 million shares. However, we currently expect to exchange these notes for approximately 76.9 million shares of our common stock.

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

  We have offered to issue approximately 52.7 million shares of our common stock to existing securityholders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. Through May 31, 2000, we have issued approximately 80 million shares in settlement of such litigation and related debt.

  Since the end of 1999, we have issued or agreed to issue an additional 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares has been issued or will be issued to settle various disputes. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. Through May 31, 2000, we have issued approximately 80 million shares in such exchanges.

  On February 15, 2000, we and Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, executed a funding commitment letter and subscription agreement pursuant to which Teakwood Ventures agreed to purchase:
(1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradable. We cannot assure you that these conditions will be met. Therefore, we cannot assure you that we will consummate all or part of this transaction. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. On May 30, 2000, we began receiving the first $2,000,000 round of financing. However, because our market capitalization fell below the minimum required by the Agreement, the shares sold in connection with that round were repriced, which will result in the issuance of 58,944,595 shares to Teakwood Ventures as partial satisfaction of issuances required for the $2.0 million funding.

  Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of May 30, 2000, our principal source of liquidity was approximately $1.026 million in cash. We estimate that monthly operational cash requirements are approximately $300,000. As part of our monthly operational cash requirements, we are obligated to pay an aggregate of approximately $92,000 to our executive officers under the terms of their employment agreements. In addition, as discussed below, we have significant short-term financing cash requirements. We currently do not have

                               ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

sufficient funds to meet our current cash and financing needs nor do we expect to generate sufficient cash from operations to meet these needs. We cannot assure you that we will be able to obtain funds to finance our current cash and financing needs on acceptable terms, if at all. In addition, any increases in anticipated expenses would further strain our liquidity and capital resources. We must raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, we will be required to modify our operating plans in accordance with the extent of available funding. We may not be able to raise any such capital on acceptable terms or at all. Further, we cannot assure you that we will be able to raise sufficient capital to continue our operations. If we cannot continue our operations, we may be forced to discontinue our business and liquidate our assets.

  All of the notes that have been issued by OrbitTravel.com mature six months from the date of issuance. Approximately $500,000 of these notes matured on March 29, 2000. Through May 31, 2000, we have commenced discussions with the holders of these notes concerning their conversion into shares of the company pursuant to the conversion feature of the notes. We cannot assure you that we will have sufficient capital, or be able to raise sufficient capital, to repay our obligations under these notes nor can we assure you that we would be successful in extending the maturity dates of these notes. All of the notes that have been issued by OrbitTravel.com are convertible into shares of our common stock at a conversion price of $.50 per share. However, when OrbitTravel.com issued these notes, we were contemplating consummating a merger with Orbit Network. The stated conversion price of $.50 assumed that we had effected a recapitalization of our common stock in connection with such a merger. Upon completion of our due diligence review of Orbit Network, Orbit Network and we mutually agreed to cancel our merger agreement and agreed to enter into the other transactions we discuss in our Annual Report on Form 10-KSB. Consequently, in order to ensure that the purchasers of the OrbitTravel notes receive the same proportion of our shares of common stock that they would have received had we effected a recapitalization of our common stock, we currently expect to offer to exchange such holders' notes for shares of common stock based on an exchange ratio of $.0455. Thus, instead of issuing approximately 7.0 million shares upon conversion of these notes, we expect to exchange these notes for approximately
76.9 million shares. The issuance of any shares of our common stock upon conversion of these OrbitTravel notes will result in dilution in net tangible book value to our current stockholders.

  In addition, we cannot assure you that we will have sufficient capital to pay the $526,000 that we were required to pay as of May 31, 2000 under various settlement agreements with employees, former employees and other creditors. See "Legal Proceedings."

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive

                               ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable in the amount of $540,000 and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mark Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the TravelFile website directly from Mr. Savoretti in exchange for $60,000 in cash, a note payable in the amount of $540,000 and in May 2000 we issued 3.0 million shares of the Company's common stock, which would represent approximately 0.4% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. This note is payable in cash upon the effective date of any registration statement of ours registering any of our common stock under the Securities Act. We cannot assure you that we will be able to raise sufficient capital, on acceptable terms or otherwise, to satisfy our obligations under Mr. Savoretti's note.

  On February 24, 2000, we executed a non-binding letter of intent to acquire from AnimInet, intellectual property assets related to AnimInet's 3-D Internet asset for approximately 473.9 million shares of our common stock, which would represent approximately 52.6% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. These intellectual property assets primarily include the software being developed by AnimInet to create "Streaming Intelligent Beings," which are digital 3D computerized personalities that would communicate directly with Internet users. AnimInet is a corporation formed solely by Dean Miller, one of our executive officers. We currently expect the stockholders of Orbit Network, who are each accredited investors under Rule 501 of the Securities Act, to individually purchase all of AnimInet's common stock. This letter of intent is subject to the execution of a definitive agreement and customary due diligence. As of May 1, 2000, we elected to cancel the proposed transaction with AnimInet.

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant which we would acquire all of the outstanding common stock of WilhelminaTravelFile.com in exchange for approximately 80.0 million shares of our common stock, which would represent approximately 9.0% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. We cannot assure you that we will be able to consummate this acquisition. We currently do not have a sufficient number of authorized and unissued shares available under our charter to consummate such an acquisition. Although we currently expect to ask our stockholders to approve a reverse stock split on an

                              ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

up to 20-for-1 basis, we cannot assure you that we would be successful in obtaining stockholder approval for any such actions. On April 18, 2000, the parties entered into an amended and restated Stock Acquisition Agreement, which provided for the acquisition of WilhelminaTravelFile.com by us in consideration for the issuance of an amount of our shares equivalent to ten percent (10%) of our issued and outstanding shares on a fully diluted basis, with an anticipated closing date of May 12, 2000. As of May 31, 2000, we had not issued the shares necessary to close the transaction, although neither party has elected to cancel the amended and restated agreement.

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

  . we may not be able to complete our acquisition activity, including acquiring, the stock of Wilhelmina TravelFile.com and the GDS and ancillary contracts and related furniture and equipment from Orbit Network, as quickly or on as favorable terms as anticipated, if at all;

  .  we may not be able to hire and retain qualified employees;

  . we may experience difficulties in maintaining our competitiveness if we are unable to keep up with technological advancements;

  . we may not be able to integrate our acquired assets quickly or successfully into our existing business plan or corporate structure;

                             ORBITTRAVEL.COM CORPORATION
                      MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2000

                                       (Unaudited)

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

                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In connection with our February 21, 1996 Agreement in Principle with our three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of our four previously owned golf courses. However, our efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against us claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, Florida, the court issued a preliminary injunction which required us to transfer to EPI Pension Fund 45% of the outstanding equity in our GLV and GMW subsidiaries whereby we retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. We filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County, Florida. The District Court denied this appeal on February 11, 1997. We entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which purported to resolve all outstanding issues between us and the EPI Pension Fund. We failed to perform all of our obligations under the settlement agreement. On February 10, 1998, the Circuit Court entered an order directing us to perform fully all of our obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, we offered partial performance under the settlement agreement which was taken under advisement by the Circuit Court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement.

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

On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, we and

Mr. Hochstein executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we issued 400,000 shares in the first quarter of 1999) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and have agreed to pay the additional $50,000 by June 16, 2000. If we fail to pay the $50,000 when due or the remaining 450,000 shares of our common stock are not freely tradeable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura. If the price of our common stock falls below 30 cents per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock, which Mr. Hochstein has not liquidated prior to that date for 30 cents per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. At May 31, 2000, we have paid $100,000 against the $150,000 balance due.

  In January and May of 1999, a group of our former stockholders and employees and stockholders and employees of various companies that we acquired in April 1998, which formerly were controlled by Mr. Cellura, our chief executive officer, filed three lawsuits in the United States District Court for the
Southern District of New York against us, these various acquired corporations, Mr. Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2) the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February 29, 2000. This note payable matured on March 31, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that the plaintiffs will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any additional actions in connection with these lawsuits. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. Also on March 1, 2000, we and our former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of our common stock in consideration for reducing the principal amount due thereunder to $115,000. As of May 31, 2000, we have not made any payments toward the principal of the Note. The common shares were issued in March 2000.

  In June 1999, Joseph R. Cellura, our chief executive officer, threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in the defense of the lawsuits we refer to in the previous paragraph; (2) Mr. Cellura suffered real and substantial damage to his personal character as a result of the filing of these lawsuits; (3) we failed to issue to Mr. Cellura and other stockholders in various companies controlled by him an aggregate of 20.0 million shares of our common stock and
5.0 million options to purchase shares of our common stock (such number of shares is prior to the effect of a 1-for-15 reverse stock split effected with regard to our common stock on June 2, 1998); and (4) we failed to indemnify Mr. Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of $250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of May 31, 2000, we have repaid $85,000 due under the $250,000 note payable. This note payable currently matures on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 27,333,333 shares to Mr. Cellura pursuant to this settlement agreement.

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

  Kirk Scoggins, a holder of our convertible preferred stock, paid $97,915 on our behalf during 1998 to satisfy some of our payroll obligations to employees. In full satisfaction of the amounts we owe to Mr. Scoggins and other litigation threatened by Mr. Scoggins, we entered into a settlement agreement with Mr. Scoggins as of January 31, 2000 pursuant to which we have agreed to issue to Mr. Scoggins approximately 4.5 million shares of our common stock and deliver to Mr. Scoggins specific items of personal property owned by us and by Mr. Cellura. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 652,766 shares to Mr. Scoggins pursuant to this settlement agreement, and we have not yet issued any further shares in connection with the same.

  Clifford F. Bagnall, one of our former directors and a current executive officer, had threatened to file a lawsuit against us alleging that we owe Mr. Bagnall amounts due under his employment contract in force while he was an executive officer and that (1) Mr. Bagnall suffered substantial monetary loss in the defense of the May 1999 lawsuits by the former stockholders of various companies formerly controlled by Mr. Cellura; (2) Mr. Bagnall suffered real and substantial damage to his personal character as a result of the filing of the lawsuits; and (3) we failed to indemnify Mr. Bagnall as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. This note payable matured on May 15, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of May 31, 2000, we have made no payments toward the principal of Mr. Bagnall's Note.

  Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable currently matures on June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of May 31, 2000, we have made no payments toward the principal of Mr. Craig's Note.

On April 24, 2000, Harlan Logan, a former employee of Divot Golf Corporation, filed a complaint in Florida Circuit Court against us and Mr. Cellura, alleging that we have failed and refused to pay Mr. Logan those wages due and owing for the last two months of his employment with us, as well as a performance bonus which he claimed was earned when the "MobileSuites Project" was ready for production. Specifically, Mr. Logan is seeking $15,000 in unpaid wages ($7500 per month X 2) and a $65,000 performance bonus. The claim arises out of a failed project known as "MobileSuites", a separate and wholly owned subsidiary of Divot Golf Corporation, whose purpose was to develop and manufacture a prototype for display at the World Golf Village in St. Augustine, Florida. Mr. Logan claims that he fulfilled his obligation regarding the "MobileSuites Project" as it was ready for production, but that it was never manufactured due to the our financial condition. Mr. Logan also claims that, in accordance with his employment agreement, he purchased real estate on behalf of the company at the World Golf Village in March 1998 in the amount of $95,000, and that in consideration for the purchase, we agreed to buy the property back for the original purchase price by the year ending 1998 and to reimburse him for all expenses, interest, costs, down payment, and closing costs associated with the purchase. Mr. Logan also claims that Mr. Cellura wrongfully converted for his own personal use our funds that were to be used for payment of his wages and performance bonus. We filed an answer to the complaint on May 22, 2000 denying all of the material allegations raised in the complaint, and plan on vigorously defending the action through corporate counsel. We are considering filing a counterclaim against Mr. Logan for fraud in connection with his submission and our payments of fraudulent expenses and costs associated with the project, as well as for tortious interference with contractual relations by improperly using his position of authority at the Palma Ceia Golf Club to have our corporate golf membership revoked as a result of which we lost a $50,000 membership fee. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

Item 2.  Changes in Securities

On March 1, 2000, a majority of our holders of common stock approved an amendment to the company's Certificate of Incorporation, changing our name to "Orbittravel.com Corporation." The name change was made effective on April 20, 2000. In addition, on April 20, 2000 we changed its stock trading symbol from "PUTT" to "OBTV" to better reflect our new name and business strategy.

Prior to March 22, 1999, trading of our common stock had been quoted on the Nasdaq SmallCap Market. Our common stock was de-listed from the Nasdaq SmallCap Market as a result of our failure to meeting various listing requirements.

Since our common stock was de-listed on March 22, 1999 from Nasdaq SmallCap Market, our common stock has been traded over-the-counter under the symbol "PUTT," which we changed to "OBTV" in April 2000.

Sales of Unregistered Securities

  The following sets forth all of our sales of unregistered securities during 2000 and 1999:

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

January 1, 1999--         1,293,601 shares of common      Conversions of preferred stock
 December 31, 1999        stock

February 11, 1999         400,000 shares of common stock  Issuance of common stock in settlement of litigation

August 24, 1999           7,650,000 shares of common      Issuance of common stock in
                          stock                           settlement of litigation

October 1, 1999--         $1.68 million of OrbitTravel    Issuance of notes under private
 December 31, 1999        convertible notes               placement

January 1, 2000--         41,219,432 shares of common     Conversions of preferred stock
 March 31, 2000           stock

January 1, 2000--         8,340,000 shares of common      Issuance of common stock in
 March 31, 2000           stock                           settlement of litigation

January 1, 2000--         37,966,666 shares of common     Conversions of debt
 March 31, 2000           stock

May 12, 2000              33,009,041 shares of common     Issuances to various consultants,
                          Stock                           employees, attorneys, and others

May 31, 2000 *            58,944,595 shares of common     Sale of shares to
Teakwood                  stock                           Ventures for $2,000,000

  We believe that we took reasonable steps to ensure that each of the offerees in these transactions were accredited investors under Rule 501 of the Securities Act.

      * The shares have not been issued but are reserved for issuance.

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

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      10.1 - Settlement Agreement between Divot Golf Corporation and Joseph Salvani, dated March 1, 2000

      10.2 - Settlement Agreement between Divot Golf Corporation and Joseph Cellura Trust, dated March 1, 2000

      10.3 - Addendum to Funding Commitment Letter and Subscription Agreement between Teakwood Ventures, LLC and orbitTRAVEL.com Corporation

      27    -    Financial Data Schedule (for SEC use only)

      (b)   Reports on Form 8K

      NONE

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITTRAVEL.COM CORPORATION
/s/Clifford F. Bagnall

Clifford F. Bagnall, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  JUNE 7, 2000