Form 10QSB
period 2000-06-30
DIVOT GOLF CORP
filed 2000-08-21
CIK 916184

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2000; or

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

                    1230 Peachtree Street, Suite 1900, Atlanta, GA 30309
------------------------------------------------------------------------------
                          (Address of principal executive offices)

                                 (404) 942-2500

------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On August 17, 2000 there were 250,447,562 shares of the issuer's Common Stock, $.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIOD ENDED JUNE 30, 2000

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets as of June 30, 2000 and
      December 31, 1999...................................................  3

      Condensed Consolidated Statements of Operations for the three and six-
      month periods ended June 30, 2000 and 1999..........................  5

      Condensed Consolidated Statements of Changes in Shareholders' Deficit
      for the six-month period ended June 30, 2000........................  6

      Condensed Consolidated Statements of Cash Flows for the three and six-
      month periods ended June 30, 2000 and 1999........................... 7

      Notes to Condensed Consolidated Financial Statements................. 8

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................16

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................29
Item 2. Changes in Securities..............................................33
Item 3. Defaults Upon Senior Securities....................................34
Item 4. Submission of Matters to a Vote of Securities Holders..............35
Item 5. Other Information..................................................35
Item 6. Exhibits and Reports on Form 8-K...................................35

Signatures.................................................................36

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                June 30,
                                                  2000                   December
                                               (Unaudited)               31, 1999
                                              -------------           -------------
Current assets:
  Cash                                         $  850,890              $  174,492
  Trade accounts receivable, net                  103,923                  82,608
  Accounts receivable from related parties              -                 114,332
  Prepaid expenses and other current assets        53,279                 288,442
                                              -------------           -------------
Total current assets                            1,008,092                 659,874

Furniture and equipment, net                      156,662                  72,023

Intangible assets                                 787,500                       -
Other assets                                      100,000                 136,425
                                              -------------           -------------
Total assets                                  $ 2,052,254              $  868,322
                                              =============           =============



See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                             June 30,        December
                                                              2000           31, 1999
                                                           (Unaudited)
                                                           -------------    ------------
Current liabilities:
   Accounts payable                                        $ 1,158,829     $ 1,210,614
   Accrued expenses                                            797,362       1,562,666
   Accrued compensation and payroll                                  -       5,328,122
   Amounts due to related parties                                    -          60,500
   Dividends payable                                                 -       1,730,000
   Notes payable                                             6,805,752       3,392,504
   Notes payable to related parties                            543,659         661,800
                                                           -------------    ------------
Total current liabilities                                    9,305,602      13,946,206

Shareholders' deficit:
    Convertible Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 and 286,835
       shares issued and outstanding as of June 30,
       2000 and December 31, 1999, respectively                    281             287
    Common Stock, $.001 par value; 200,000,000 shares
         authorized at June 30, 2000 and at December 31,
         1999, respectively; 199,686,141 and 13,753,642
         shares issued and outstanding as of June 30, 2000
         and December 31, 1999, recpectively                   199,686           13,754
   Additional paid-in capital                               65,965,219       42,523,558
   Accumulated deficit                                     (73,207,597)     (55,404,546)
   Convertible Preferred Stock held in
         treasury, 281,250 shares                             (210,937)        (210,937)
                                                           ------------     ------------
Total shareholders' deficit                                 (7,253,348)     (13,077,884)
                                                           ------------     ------------
Total liabilities and shareholders' deficit                $ 2,052,254     $    868,322
                                                           ============     ============

  See accompanying notes

                          ORBITTRAVEL.COM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                              Three Months Ended         Six Months Ended
                                                  June 30,                   June 30,

                                              2000         1999         2000         1999
                                           -----------  -----------   ----------  ------------
   Operating revenues:                   $    192,265  $         - $    381,768   $         -
                                           -----------  -----------   ----------  ------------

   Operating expenses:
      Compensation expense                    806,528            -    5,326,430             -
      Stock based compensation expense      1,500,515            -    1,500,515             -
      General and administrative expenses     818,503      160,180    1,322,050       468,485
      Professional fees, including legal      153,354            -      899,060        85,711
       and accounting
      Stock based professional fees           531,250            -      531,250             -
      Depreciation and amortization             9,403            -       16,435             -
       expense                             -----------  -----------   ----------  ------------
        Total operating expenses            3,819,553      160,180    9,595,740       554,196
                                           -----------  -----------   ----------  ------------
      Operating loss                       (3,627,288)    (160,180)  (9,213,972)     (554,196)

   Other income (expense):
      Interest expense                     (6,068,144)     (26,732)  (6,105,592)      (54,232)
      Litigation settlement expense          (332,934)    (982,917)  (2,436,261)     (982,917)
      Loss on investments                    (219,351)           -     (219,351)            -
      Other income (expense)                  (87,742)       2,991      172,125        20,430
                                           -----------  -----------   ----------  ------------

   Net loss                              $(10,335,459) $(1,166,838)$(17,803,051) $ (1,570,915)
                                           ===========  ===========   ==========  ============
   Basic and diluted net loss per share  $      (0.07) $     (0.12)$      (0.21) $      (0.28)
                                           ===========  ===========   ==========  ============

   Weighted average number of common
   shares outstanding                     138,201,100    9,528,642   86,258,800     5,703,600
                                           ===========  ===========   ==========  ============

See accompanying notes

                           ORBITTRAVEL.COM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                                           Convertible
                                             Convertible                                    Preferred
                          Common Stock     Preferred Stock    Additional                  Treasury Stock
                       ------------------ ------------------   Paid-in    Accumulated    -----------------
                         Shares   Amount   Shares    Amount    Capital      Deficit      Shares    Amount       Total
                       ---------- ------- ---------  ------- -----------  ------------  --------  ---------  ------------

Balance at December
 31, 1999............. 13,753,642 $13,754   286,835   $  287 $42,523,558  $(55,404,546) (281,250) $(210,937) $(13,077,884)
Net loss (unaudited)          --      --        --       --          --    (17,803,051)      --        --     (17,803,051)

Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock...... 41,219,432  41,219   (5,585)      (6)   1,688,787          --         --        --       1,730,000

Issuance of Common
 Stock in connection
 with conversion of
 debt................. 37,966,666  37,967       --       --    9,514,049          --         --        --       9,552,016

Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,340,000   8,340       --       --    1,964,610          --         --        --       1,972,950

Issuance of Common
 Stock in connection
 with conversion of
 debt................. 58,944,595  58,945       --       --    7,746,650          --         --        --       7,805,595

Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  4,452,765   4,452       --       --      343,309          --         --        --         347,761

Issuance of Common
 Stock in connection
 with consulting
 services and intan-
 gible assets acquired 35,009,041  35,009       --       --    2,184,256          --         --        --       2,219,265


                       ---------- -------  ---------   ------ -----------  ------------   --------  ---------  ------------
Balance at June
 30, 2000 (Unaudited) 199,686,141 $199,686  281,250   $  281 $65,965,219  $(73,207,597)  (281,250) $(210,937) $(7,253,348)
                       ========== ======== =========   ====== ===========  ============   ========  =========  ============





See accompanying  notes

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                               2000           1999           2000          1999
                                                             ------------   ------------   ------------  ------------
Cash flows from operating activities:
    Net loss                                               $(10,335,459)  $ (1,166,838)   $(17,803,051) $(1,571,915)

    Adjustment to reconcile net loss to
     Net cash provided (used) in operating activities:
      Issuance of shares in settlement of litigation            347,761        982,917       2,320,711      982,917
      Issuance of shares for conversion of debt                       -              -       3,952,699            -
      Issuance of shares for interest expense                 3,103,573              -       3,103,573            -
      Issuance of shares for services                         2,219,265              -       2,219,265            -
      Depreciation and amorization                                9,403              -          16,435            -
      Accounts receivable from related parties                        -              -               -       60,115
      Decrease in other assets                                   12,500              -          36,425            -
      Discount on convertible debt-interest                   3,202,022              -       3,202,022            -
      Net change in other working capital items                 (72,628)        187,929        (83,291)     524.776
                                                              ------------   ------------   ------------  ------------
Net cash provided (used) in operating activities             (1,513,563)          4,008     (3,035,212)      (3,107)

Investing activities:
    Purchase of intangible and other assets                    (187,500)              -       (247,500)           -
    Purchase of property and equipment, net                     (77,808)              -       (101,075)           -
                                                             ------------   ------------   ------------  ------------
Net cash used in investing activities                          (265,308)              -       (348,575)           -

Financing activities:
    Proceeds from borrowings                                  2,480,009               -      4,060,185        6,800
                                                            ------------   ------------   ------------  ------------
Net cash provided by financing activities                     2,480,009               -      4,060,185        6,800

Increase in cash                                                701,138           4,008        676,398        3,693
Cash at beginning of period                                     149,752             253        174,492          568
                                                            ------------   ------------   ------------  ------------
Cash at end of period                                     $     850,890   $       4,261   $    850,890 $      4,261
                                                            ============   ============   ============  ============


See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SIX MONTHS ENDED JUNE 30, 2000

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

On March 1, 2000, a majority of the holders of the Company's common stock approved, by consent, an amendment to the Company's Certificate of Incorporation, changing the Company's name to "OrbitTRAVEL.com Corporation." The name change was made effective on April 20, 2000. In addition, the Company changed its stock trading symbol from "PUTT" to "OBTV" to better reflect its new name and business strategy.

As of June 30, 2000, the Company has a net working capital deficiency of $8,297,510 and a shareholders' deficit of $7,253,348. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. As of June 30, 2000, the Company had received the first $2 million round of a promised $10 million financing from Teakwood Ventures, L.L.C. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company and its ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 contained in its current Annual Report on Form 10-KSB.

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

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

NOTE B. Non-Cash Activities

During the six months ended June 30, 2000 the following significant non-cash activities occurred:

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

During June 2000, the Company issued 58,944,595 shares of common stock in satisfaction of $1,500,000 in debt. In addition $3,103,573 of interest expense was recorded as a result of the excess of the fair market value of the shares on the date of issuance versus the amount of debt previously received.

As a result of the following litigation during the six months ended June 30, 2000, the Company issued 12,792,765 shares of common stock resulting in a litigation expense of $2,436,261.

      On February 25, 2000, the Company issued 450,000 shares to Robert Hochstein in settlement of litigation.

      On March 12, 2000, the Company issued 1,890,000 shares of common stock to the Joseph R. Cellura Trust, a Trust established for the benefit of Ellee Knight, a previous employee of the Company. These shares were issued in full and final settlement as part of an amended and restated settlement agreement, dated March 1, 2000, entered into with Ms. Knight.

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)


      In March 2000, the Company issued 6,000,000 shares of common stock to Joseph Salvani in settlement of claims against the Company for threatened litigation for alleged damages he incurred due to the fact that certain common shares were not issued to him previously. The issuance of these shares is in full and final settlement of all claims Mr. Salvani might have against the Company and releases us from any future claims.

      In June 2000, the Company issued 4,452,765 shares of common stock to Kirk Scoggins in settlement of claims against the Company for threatened litigation for alleged damages he incurred due to the fact that certain common shares were not issued to him previously. The issuance of these shares is in full and final settlement of all claims Mr. Scoggins might have against us and releases the Company from any future claims.

NOTE C. Commitments and Contingencies

The Company has employment agreements with certain of its executive officers, the terms of which expire at various times through June 24, 2006. Such agreements provide for minimum salary levels, as well as for incentive bonuses that are payable if specified management goals are attained. In addition, during the year 2000, the Company is required to issue 10 million stock options to these executives to purchase the Company's common stock at an exercise price equal to the fair market value at the date of issuance. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of the Executive Employment Agreements executed between the Company and Joseph
R. Cellura, David A. Noosinow, and Douglas R. Dollinger. At June 30, 2000, by mutual agreement, the Company terminated Mr. Dollinger's Employment Agreement in consideration for a severance payment to Mr. Dollinger of $250,000.

Minimum commitments for future salaries, excluding bonuses, by year and in the aggregate for Messrs. Cellura and Noosinow consist of the following at June 30, 2000:

2000...................................................... $  237,000
2001......................................................    475,000
2002......................................................    475,000
Thereafter................................................  1,282,000
                                                            ---------
                                                           $2,469,000

In connection with the Company's February 21, 1996 Agreement in Principle with the Company's three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of the Company's four previously owned golf courses. However, the Company's efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against the Company claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996, the court issued a preliminary injunction which required the Company to transfer to EPI Pension Fund 45% of the outstanding equity in the Company's GLV and GMW subsidiaries whereby the Company retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. The Company filed an appeal brief to this preliminary injunction on August 14, 1996. The court denied this appeal on February 11, 1997. The Company entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which intended to resolve all outstanding issues between the Company and the EPI Pension Fund. The Company failed to perform all of the Company's obligations under the settlement agreement. On February 10, 1998, the court entered an order directing the Company to perform fully all of the Company's obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, the Company offered partial performance under the settlement agreement which was taken under advisement by the court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future. On March 1, 2000, a majority of the Company's holders consented to approval of this settlement agreement.

  The Company submitted a proposed settlement to the EPI Pension Fund, with a $3,000 good faith deposit. The terms of the proposed settlement include a down payment to be made within 30 days of executing the settlement documents with a balloon payment of $152,000 due at the end of one year. The deferred payment will be non-interest bearing. The Company has requested that it be permitted to prepay the settled amount at a discount. The Company does not know if the EPI Pension Fund will require security. In addition, if the proposed settlement is not accepted, a penalty will be imposed upon default on the proposed settlement in addition to EPI Pension Fund's rights to enforce the original judgment of $152,000. The Company cannot be assured that the EPI Pension Fund will accept the proposed settlement or that the terms will be substantially similar to those disclosed above. As the matter now stands, the EPI Pension Fund is free to enforce the outstanding judgment.

On January 9, 2000, OrbitTravel.com, the Company's wholly owned subsidiary, executed a content distribution agreement for a term of three years with AsiaGateway.com, Ltd. Under the terms of this agreement, the Company was required to issue 200,000 shares of its common stock 30 days from the execution of this agreement. As of August 11, 2000, since the Company has not issued such shares, either party may terminate this agreement.

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by one of the Company's directors and executive officers, assigned to the Company its rights and obligations under an agreement dated as of the same date. Spartan had purchased these assets from a creditor of Orbit Network for $60,000 in cash, a note payable due in 2000 in the amount of $540,000, and the issuance of 3,000,000 shares of the Company's common stock in May 2000. The Company has assumed the obligations. The creditor of Orbit Network had acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000. As an additional condition, the Company is required to pay two independent contractors a total of $450,000 over three years in exchange for professional consulting services to the Company. The $540,000

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

promissory note is currently in default. In addition, the Company has not made the monthly consulting fee payments as required. The Company has received unverified indications that the creditor of Orbit Network may not have received good title to the assets. Pending a current investigation by the Company, the Company has withheld both the payments under the promissory note and the consulting agreements.

  A holder of the Company's convertible preferred stock ("the holder") paid $97,915 on the Company's behalf during 1998 to satisfy some of the Company's payroll obligations to employees. In full satisfaction of the amounts the Company owed to the holder and in satisfaction of other litigation threatened by the holder, the Company entered into a settlement agreement with the holder as of January 31, 2000 pursuant to which the Company agreed to issue to the holder approximately 4.5 million shares of the Company's common stock and deliver to the holder specific items of personal property owned by the Company and by the Chairman and CEO of the Company. As of June 30, 2000, the Company had issued all of the shares required by the settlement agreement.

  On January 31, 2000, the Company entered into an agreement with Wilhelmina Artist Management LLC pursuant to which the Company would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80 million shares of the Company's common stock. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. On April 18, 2000, the parties entered into an amended and restated Stock Acquisition Agreement, which provided for the acquisition of WilhelminaTravelFile.com by the Company in consideration for the issuance of an amount of Company shares equivalent to ten percent (10%) of the issued and outstanding shares of the Company on a fully diluted basis. As of August 11, 2000, the Company had not issued the shares necessary to close the transaction, although neither party has elected to cancel the amended and restated agreement.

  On February 7, 2000, OrbitTravel.com executed a three-year consulting services agreement and joint content agreement with Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide the Company with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use with the Company's TravelFile service. Under the agreement, the Company was required to issue 2.5 million shares of the Company's common stock vesting in equal annual installments over the three-year term of the agreement. In addition, the Company has verbally agreed to issue Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy. On May 12, 2000, the Company issued 2,700,000 shares to Laspata/Decaro, which represents the full amount of shares due to Laspata/Decaro over the three-year term of the Agreement. The Company's Board of Directors authorized the accelerated share issuance as a result of the exemplary performance on the part of Laspata/Decaro following the execution of the Agreement. The agreement has forward consulting services as required by the Company for cash payments.

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

  On February 15, 2000, an accredited investor agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby the investor agreed to purchase: (1) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of the Company's common stock at $0.3182 per share on or before September 30, 2000. The investor's agreement to purchase the Company's common stock is subject to several conditions, including the condition that the shares to be issued to the investor must be freely tradable. In addition, if the Company's total equity market capitalization is less than $200 million on any dates that the investor purchases the Company's common stock, the Company has agreed to proportionally reduce the per share price of the common stock to be purchased by the investor. The agreement also requires that the Company appoint two directors who are nominated by the investor to the Company's board. As of March 31, the Company and the investor agreed to extend the obligations of the parties under the funding commitment letter and subscription agreement by up to ninety days, due to market fluctuations and repricing considerations. As of June 30, 2000, the Company had received the first $2,000,000 round of financing. However, because the market capitalization of the Company had fallen below the minimum required by the Agreement, the shares sold in connection with that round have been repriced, which resulted in an obligation to issue 109,706,016 shares of which 58,944,595 shares were issued prior to June 30, 2000 and the remaining 50,761,421 shares were issued in August 2000 as satisfaction for the $2.0 million funding and $500,000 of previously issued convertible debt. Additionally, based on certain terms under the commitment letter and in view of the Company's current common stock price, the accredited investor is not obligated to extend the remaining $8.0 million in financing. The Company is attempting to renegotiate a satisfactory resolution to this matter and is hopeful it will receive the additional financing. There are no assurances that the Company will be successful in renegotiating the financing terms or that the terms will be favorable to the Company.

  On May 1, 2000, the Company elected not to pursue the AnimInet transaction. The Company has recorded a loss for all development and other costs advanced to AnimInet as of June 30, 2000, which approximated $219,000.

On October 22, 1998, an individual ("the plaintiff") filed a complaint against the Company, the Chairman and CEO of the Company and other entities controlled by him alleging that the Company violated various federal and state securities laws. On February 16, 2000, the Company and the plaintiff executed a settlement pursuant to which the Company agreed to pay $150,000 during 2000 and to issue 850,000 shares of the Company's common stock in settlement of this dispute. Of these shares, 400,000 shares were issued during 1999 and the remaining 450,000 shares were issued on February 25, 2000. If the 450,000 shares of the 850,000 shares of the Company's common stock are not freely tradable by the terms of the settlement agreement, the Company has agreed that a judgment for $575,000 may be entered into against the Company, the Chairman and CEO of the Company and other entities controlled by him. If the price of the Company's common stock falls

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

below $0.30 per share for two trading days before March 18, 2000, the Company has agreed to repurchase 400,000 shares of the Company's common stock for a minimum of $0.30 per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of the settlement agreement between the Company and the plaintiff. At June 30, 2000, the Company had satisfied the $150,000 obligation to the plaintiff.

  In January and May of 1999, a group of former stockholders and employees (including a former officer of the Company) and stockholders and employees of various companies, formerly controlled by the Chairman and CEO of the Company, filed three lawsuits against the Company, these various acquired corporations, the Chairman and several of the Company's other executive officers and stockholders. The complaints alleged, among other things, that (1) the Company had failed to issue an aggregate of 15 million shares of the Company's common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to the Company's common stock on June 2, 1998), (2) the Company and its officers had committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable to a former officer of the Company in the amount of $225,000; (2) the issuance of 7.65 million shares of the Company's common stock (of which 333,334 shares were issuable to the Company's former officer); and (3) the assignment by the Chairman of the Company of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. The Chairman assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. The note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made two of the required payments, totaling $60,000, as of August 11, 2000.

On April 24, 2000, Harlan Logan, a former employee of Divot Golf Corporation, filed a complaint in Florida Circuit Court against us and Mr. Cellura, alleging that the Company has failed and refused to pay Mr. Logan those wages due and owing for the last two months of his employment with the Company, as well as a performance bonus which he claimed was earned when the "MobileSuites Project" was ready for production. Specifically, Mr. Logan is seeking $15,000 in unpaid wages ($7,500 per month x 2) and a $65,000 performance bonus. The claim arises out of a failed project known as "MobileSuites", a separate and wholly owned subsidiary of Divot Golf Corporation, whose purpose was to develop and manufacture a prototype for display at the World Golf Village in St. Augustine, Florida. Mr. Logan claims that he fulfilled his obligation regarding the "MobileSuites Project" as it was ready for production, but that it was never manufactured due to the financial condition of the company. Mr. Logan also claims that, in accordance with his employment agreement, he purchased real estate on behalf of the Company at the World Golf Village in March 1998 in the amount of $95,000, and that in consideration for the purchase, we agreed to buy

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

the property back for the original purchase price by the year ending 1998 and to reimburse him for all expenses, interest, costs, down payment, and closing costs associated with the purchase. Mr. Logan also claims that Mr. Cellura wrongfully converted for his own personal use the Company's funds that were to be used for payment of his wages and performance bonus. The Company filed an answer to the complaint on May 22, 2000 denying all of the material allegations raised in the complaint, and plan on vigorously defending the action through corporate counsel. The Company is considering filing a counterclaim against Mr. Logan for fraud in connection with his submission and our payments of fraudulent expenses and costs associated with the project, as well as for tortious interference with contractual relations by improperly using his position of authority at the Palma Ceia Golf Club to have the Company's corporate golf membership revoked as a result of which the Company lost a $50,000 membership fee. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation.

NOTE D. - Shareholders' Deficit

On July 17, 2000, a majority of our common shareholders approved by consent an increase of authorized common shares to 800.0 million shares, par value $.001 per share, from 200.0 million common shares, par value $.001 per share, previously authorized. Our Certificate of Incorporation was thereafter amended and the amendment became effective in the State of Delaware on August 4, 2000.

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three and six-month periods ended June 30, 2000 and 1999 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in our 1999 Annual Report on Form 10-KSB.

Overview and Background

  We were incorporated in Delaware on November 12, 1991 under the name "Longview Golf Corporation." We changed our name to "Brassie Golf Holdings, Ltd." on September 18, 1992, and then again, on March 29, 1993, to "Brassie Golf Corporation." On June 2, 1998, we changed our name to "Divot Golf Corporation." On March 1, 2000, a majority of the holders of the our common stock consented to the approval of an amendment to our Certificate of Incorporation, changing the our name to "Orbittravel.com Corporation." The name change was made effective on April 20, 2000. In addition, on April 20, 2000 we changed our stock trading symbol from "PUTT" to "OBTV" to better reflect our new name and business strategy.

  By mid 1997, we owned four golf courses and managed more than 20 others. Through April 1998, we were engaged in acquiring, designing, constructing, operating and managing private, semi-private and public golf courses in the United States. We were also focused on business opportunities in the World Golf Village resort. The World Golf Village is one of the leading golf resorts in the U.S.

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

  To implement our new strategic focus, in April 1998 we acquired three companies engaged in the manufacture of golf consumer products; Divot Golf Corporation, Miller Golf, Inc. and Talisman Tools Incorporated. After defaulting on a newly obtained line of credit with Citizens Bank in February 1999, third parties foreclosed on our Miller Golf assets after Citizens Bank sold the notes to such third parties.

In addition, we wrote off the newly acquired Divot Golf and Talisman Tools assets as of December 31, 1998. As a result of our poor operating performance in

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

the golf industry and perceived opportunities in the e-commerce industry, we have ceased our operations as a golf related products and services company and are repositioning ourselves as a value added services provider specializing in e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

Recent Developments

  Acquisition Activity. On October 5, 1999, Orbit Network publicly issued a press release stating that we had signed a definitive merger agreement to acquire Orbit Network in a stock for stock exchange. However, upon completion of our due diligence review of Orbit Network, which reflected a much more deteriorating financial condition than originally believed, we cancelled this merger agreement and entered into the transactions we discuss below.

  We entered into a right to use agreement with Orbit Network as of November 1, 1999 pursuant to which we paid $500,000 in cash for a six-month right to use and operate Orbit Network's GDS contracts with Amadeus, Sabre, Galileo and World Span, its services agreement with AOL and related furniture and equipment. As part of this right to use agreement, we operate the "TravelFile" website that provides travel suppliers and Internet users travel planning services. We are entitled under the right to use agreement to retain any revenues for a six-month period that may be generated from the GDS and ancillary contracts. Also, as part of the right to use agreement, we paid $100,000 (included in the $500,000 paid on November 1, 1999) for an option (exercisable in our sole and absolute discretion) to purchase Orbit Network's rights under the GDS and ancillary contracts and related furniture and equipment for the assumption of $5.1 million of Orbit Network debt. This purchase option expired on May 1, 2000, unless extended by us for an additional six months. As of the present time, Orbit Network is insolvent, is no longer in business and has had its charter revoked by the State of Delaware.

  On November 17, 1999, our wholly owned subsidiary, OrbitTravel.com, Inc., ("OrbitTravel.com") entered into a joint venture agreement with Web Travel Systems, Ltd., pursuant to which Web Travel Systems and we formed Bonveno.com, Ltd. As of June 30, 2000, we have mutually terminated our joint venture agreement with Web Travel Systems and the Bonveno joint venture.

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

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

One of the obligations assigned was an obligation requiring us to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. Our obligation also included a payment to Mr. Savoretti of $60,000 in cash, the issuance of a note payable in the amount of $540,000 and the issuance of 3.0 million shares of common stock in May 2000. Under provisions of the agreement, we are currently in default on payments due under the note. In addition, we have not made the monthly consulting fee payments required. We have received unverified indications that the creditor of Orbit Network may not have received good title to the assets. Pending a current investigation by us, we have withheld both the payments under the promissory note and the consulting agreements.

    On May 1, 2000, we elected to terminate the proposed transaction with AnimInet. We recorded a loss for all development and other costs advanced to AnimInet as of June 30, 2000, which approximated $219,000.

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant to which we would acquire all of the outstanding common stock of its wholly owned subsidiary, WilhelminaTravelFile.com, in exchange for approximately 80.0 million shares of our common stock. We believe that Wilhelmina is one of the world's leading talent management agencies. Wilhelmina and WilhelminaTravelFile.com have entered into an exclusive license pursuant to which WilhelminaTravelFile would showcase Wilhelmina-provided content through an Internet website dedicated to travel information and services. We expect that Wilhelmina models and other celebrities would act as on-screen hosts for travel destinations providing travel tips and inside information, offering special promotions and branded product offerings. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. On April 18, 2000, the parties entered into an amended and restated Stock Acquisition Agreement, which provided for the acquisition of WilhelminaTravelFile.com by us in consideration for the issuance of an amount of our shares equivalent to ten percent (10%) of our issued and outstanding shares on a fully diluted basis. As of August 11, 2000, we had not issued the shares necessary to close the transaction, although neither party has elected to cancel the amended and restated agreement.

  On January 9, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a content distribution agreement with AsiaGateway.com, Ltd. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of August 11, 2000, since we have not issued such shares, either party may terminate this agreement. Assuming consummation of this transaction, Asiagateway.com would act as our distribution, marketing and sales partner for the Asian region. Asiagateway.com is a provider of commerce, community and content for the Asian marketplace. Content produced and compiled by Asiagateway.com would be integrated into our online travel services. Our online travel services, in turn, would be featured in Asiagateway.com.

  On February 7, 2000, OrbitTravel.com, our wholly owned subsidiary, executed a three-year consulting services agreement and joint content agreement with

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

Laspata/Decaro Studio Corporation, an organization of designers and photographers, pursuant to which Laspata/Decaro would provide us with media consulting services regarding brand building and promotion. In addition, Laspata/Decaro would contribute their library of destination images, photography and other content for use within our TravelFile service. We also expect LaSpata/Decaro to assist us in the creation of new video, multi-media, and rich-media content for our online services. We are required to issue under the agreement 2.5 million shares of our common stock vesting in equal annual installments over the three-year term of the agreement, which would represent approximately 0.3% of our common stock assuming all of the transactions and issuances described in this Quarterly Report are consummated. In addition, we would issue to Laspata/Decaro an additional 100,000 shares upon Laspata/Decaro's completion of each of the following tasks: (1) the development and implementation of a promotion and marketing plan; and (2) the provision of additional proprietary content and the implementation of an agreed-upon operations strategy. On May 12, 2000, we issued 2,700,000 shares to Laspata/Decaro, which represents the full amount of shares due to Laspata/Decaro over the three-year term of the Agreement. Our Board of Directors authorized the accelerated share issuance as a result of the exemplary performance on the part of Laspata/Decaro following the execution of the Agreement. The agreement has forward consulting services as required by the Company for cash payments.

Financing Activity.

On February 15, 2000, Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby Teakwood Ventures agreed to purchase: (1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradable. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. In addition, our agreement with Teakwood Ventures requires that we appoint two directors who are nominated by Teakwood Ventures to our board. As of March 31, we have agreed with Teakwood Ventures to extend the obligations of the parties under the funding commitment letter and subscription agreement by up to ninety days, due to market fluctuations and repricing considerations. As of June 30, 2000, we had received the first $2,000,000 round of financing. However, because our market capitalization fell below the minimum required by the Agreement, the shares sold in connection with that round were repriced, which resulted in the obligation to issue 109,706,016 shares, of which

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

58,944,595  shares  were  issued  prior  to June  30,  2000  and  the  remaining
50,761,421 shares were issued in August 2000 as satisfaction for the $2.0 million funding and $500,000 of previously issued convertible debt. Additionally, based on certain terms under the commitment letter and in view of our current common stock price, Teakwood is not obligated to extend the remaining $8.0 million in financing. We are attempting to renegotiate a satisfactory resolution to this matter and we are hopeful we will receive the additional financing. There are no assurances that we will be successful in renegotiating the financing terms or that the terms will be favorable to us.

  Since the end of 1999, we have issued or agreed to issue approximately 113.8 million shares of common stock for compensation and fees to various executive officers, employees, consultants and as settlement of various disputes and contingent liabilities to other third parties. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. Through June 30, 2000, we have issued approximately 80.2 million shares out of the 113.8 million shares.

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. Through June 30, 2000, we have issued approximately 41.2 million shares in such exchanges.

  Since its inception on October 6, 1999, our wholly owned subsidiary, OrbitTravel.com, has additionally issued approximately $3.2 million of debt that is convertible into approximately 6.4 million shares of our common stock, excluding the Teakwood transaction. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

  On January 9, 2000, OrbitTravel.com executed an exclusive content distribution agreement with AsiaGateway. Under the terms of this agreement, we were required to issue 200,000 shares of our common stock 30 days from the execution date of this agreement. As of August 11, 2000, since we had not issued such shares, either party may terminate this agreement.

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

                             RESULTS OF OPERATIONS

      Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

We generated revenues of $192,265 from operations during the three months ended June 30, 2000 compared to no revenues during the three months ended June 30, 1999. This increase was due to the fact that we discontinued our golf-related equipment and accessories business during 1998 and started our Internet activities in late 1999.

Our total operating expenses increased by $3,659,373 to $3,819,553 from $160,180 during the three-month period ended June 30, 2000 and 1999. $2,031,765 of this increase is related to stock based compensation recognized as a result of the issuance of approximately 35 million common shares to various employees and consultants during the quarter. We also incurred $806,528 in other employee compensation during the quarter ended June 30, 2000. An additional $153,354 of this increase is related to professional services provided during the second quarter of 2000, primarily as a result of activities related to our annual reports for the years ended 1999 and 1998 which included legal, accounting, and printing services. The remaining approximately $668,000 of this increase related to the fact that we began to implement our Internet related business during late 1999 and during the first six months of 2000, whereas in the first quarter of 1999 we had discontinued our golf related business and had minimal operating activity.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

We recognized approximately $6.1 million of interest expense related to the difference between fair market value of shares issued or obligated to be issued in satisfaction of certain debts, which primarily includes the $2.0 million funding from Teakwood Ventures and $500,000 of previously issued convertible debt.

Other expenses during the quarter ended June 30, 2000 consisted of $332,934 related primarily to the settlement of the following litigation:

In June 2000, we issued 4,452,765 shares of our common stock to Kirk Scoggins in settlement of claims against us for threatened litigation for alleged damages he incurred due to the fact that certain common shares were not issued to him previously. The issuance of these shares is in full and final settlement of all claims Mr. Scoggins might have against us and releases us from any future claims.

As a result of terminating a proposed transaction with AnimInet we recorded a loss for all development and other costs advanced to AnimInet as of June 30, 2000, which approximated $219,000.

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

For the quarter ended June 30, 2000, we had a net loss of $10,335,459, an increase of $9,168,621 from the net loss of $1,166,838 for the three-month period ended June 30, 1999. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses as a result of our repositioning in non-golf related areas and interest expense recorded for conversion of debt to common stock.

Inflation did not have a material effect on our operations during the three-month periods ended June 30, 2000 or June 30, 1999.

For the Six-Months Ended June 30, 2000 and 1999

We generated revenues of $381,768 from operations during the six months ended June 30, 2000 compared to no revenues during the six months ended June 30, 1999. This increase was due to the fact that we discontinued our golf-related equipment and accessories business during 1998 and started our Internet activities in late 1999.

Our total operating expenses increased by $9,041,544 to $9,595,740 from $554,196 during the six-month period ended June 30, 2000 and 1999. $3.9 million of this increase is related to compensation expense related to the difference between the amount of certain accrued compensation at December 31, 1999 and the fair market value of common shares issued in March 2000 to satisfy the obligation. Another $2,031,765 of this increase is related to stock based compensation recognized as a result of the issuance of approximately 35 million common shares to various employees and consultants during the six months. We also incurred $1,373,731 in other employee compensation during the six months ended June 30, 2000 as a result of the issuance of common stock as part of previous settlement agreements that were entered into. An additional $813,000 of this increase is related to professional services provided during the first six months of 2000. These fees were incurred as a result of activities related to our annual reports for the years ended 1999 and 1998 which included legal, accounting, and printing services and legal costs incurred assisting with additional filings during the first six months of 2000. The remaining approximately $923,000 of this increase related to the fact that we began to implement our Internet related business during late 1999 and during the first six months of 2000, whereas in the first quarter of 1999 we had discontinued our golf related business and had minimal operating activity.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

We recognized approximately $6.1 million of interest expense related to the difference between fair market value of shares issued or obligated to be issued in satisfaction of certain debts, which primarily includes the $2.0 million funding from Teakwood Ventures and $500,000 of previously issued convertible debt.

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

Other expenses during the six months ended June 30, 2000 consisted of $2,436,261 related primarily to the settlement of the following litigation:

      On February 25, 2000, we issued 450,000 shares of our common stock to Robert Hochstein in settlement of litigation.

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

      In June 2000, we issued 4,452,765 shares of our common stock to Kirk Scoggins in settlement of claims against us for threatened litigation for alleged damages he incurred due to the fact that certain common shares were not issued to him previously. The issuance of these shares is in full and final settlement of all claims Mr. Scoggins might have against us and releases us from any future claims.

As a result of terminating a proposed transaction with AnimInet we recorded a loss for all development and other costs advanced to AnimInet as of June 30, 2000, which approximated $219,000.

For the six months ended June 30, 2000, we had a net loss of $17,803,051, an increase of $16,232,136 from the net loss of $1,570,915 for the six-month period ended June 30, 1999. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses as a result of our repositioning in non-golf related areas and interest expense recorded as a result of conversions of debt to common stock.

Inflation did not have a material effect on our operations during the six-month periods ended June 30, 2000 or June 30, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

Capitalization. Our shareholders approved, effective August 4, 2000, an increase in our authorized common shares available for issuance to 800.0 million from

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

200.0 million. We also have 1.0 million shares of preferred stock authorized for issuance. As of August 17, 2000, we had approximately 250.4 million shares of common stock outstanding, which includes the approximate 50.8 million shares issued to Teakwood Ventures, LLC in August 2000. In addition, as of such date, we had no shares of preferred stock outstanding, $1.5 million of notes outstanding (other than the OrbitTravel.com notes) that are convertible into
10.1 million shares of common stock. In addition, as of June 30, 2000, OrbitTravel.com had issued an additional $3.2 million of notes convertible into 6.4 million shares. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock.

  We have offered to issue approximately 52.7 million shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. Through June 30, 2000, we have issued approximately 41.2 million shares for conversion of the preferred stock.

  Since the end of 1999, we have issued or agreed to issue an additional 113.8 million shares of common stock for no cash consideration to various executive officers, employees, consultants and other third parties. A portion of these shares has been issued or will be issued to settle various disputes. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. Through June 30, 2000, we have issued approximately 80.2 million shares in such exchanges.

  On February 15, 2000, we and Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, executed a funding commitment letter and subscription agreement pursuant to which Teakwood Ventures agreed to purchase:
(1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradable. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. As of June 30, 2000, we had received the first $2,000,000 round of financing. However, because our market capitalization fell below the minimum required by the Agreement, the shares sold in connection with that round were repriced, which resulted in the obligation to issue 109,706,016 shares of which 58,944,595 shares were issued prior to June 30, 2000 and the remaining 50,761,421 shares

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

were issued in August 2000 as satisfaction for the $2.0 million funding and $500,000 of previously issued convertible debt. Additionally, based on certain terms under the commitment letter and in view of our current common stock price, Teakwood is not obligated to extend the remaining $8.0 million in financing. We are attempting to renegotiate a satisfactory resolution to this matter and we are hopeful we will receive the additional financing. There are no assurances that we will be successful in renegotiating the financing terms or that the terms will be favorable to us.

  Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. In light of our normal monthly operating expenses and with the payment of certain obligations that we had, our principal source of liquidity, cash, was down to approximately $100,000 as of August 11, 2000. We estimate that monthly operational cash requirements are approximately $200,000. As part of our monthly operational cash requirements, we are obligated to pay an aggregate of approximately $70,000 to our executive officers under the terms of their employment agreements. In addition, as discussed below, we have significant short-term financing cash requirements. We currently do not have sufficient funds to meet our current cash and financing needs nor do we expect to generate sufficient cash from operations to meet these needs. We cannot assure you that we will be able to obtain funds to finance our current cash and financing needs on acceptable terms, if at all. In addition, any increases in anticipated expenses would further strain our liquidity and capital resources. We must raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, we will be required to modify our operating plans in accordance with the extent of available funding. We may not be able to raise any such capital on acceptable terms or at all. Further, we cannot assure you that we will be able to raise sufficient capital to continue our operations. If we cannot continue our operations, we may be forced to discontinue our business and liquidate our assets.

  All of the notes that have been issued by OrbitTravel.com mature six months from the date of issuance. $2.5 million of these notes were converted into common shares as of June 30, 2000, with 50.8 million of those shares delivered in August 2000. Approximately $2.3 million of these notes have matured as of August 11, 2000 and are currently in default. At such date, we are in discussions with the holders of these notes concerning their conversion into shares of the company pursuant to the conversion feature of the notes. We cannot assure you that we will have sufficient capital, or be able to raise sufficient capital, to repay our obligations under these notes or can we assure you that we would be successful in extending the maturity dates of these notes or converting such notes into our common stock. All of the notes that have been issued by OrbitTravel.com are convertible into shares of our common stock at a conversion price of $.50 per share. However, when OrbitTravel.com issued these notes, we were contemplating consummating a merger with Orbit Network. The stated conversion price of $.50 assumed that we had effected a recapitalization of our common stock in connection with such a merger. Upon completion of our due diligence review of Orbit Network, which reflected a much more deteriorating financial condition than believed, we cancelled this merger agreement and entered into the transactions discussed below. Consequently, in order to ensure that the

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

purchasers  of the  OrbitTravel.com  notes  receive the same  proportion  of our shares of common stock that they would have received had we effected a recapitalization of our common stock, we currently expect to offer to exchange such holders' notes for shares of common stock based on an exchange ratio of $.0455. Thus, instead of issuing approximately 6.4 million shares upon conversion of these notes, we expect to exchange these notes for approximately
70.3 million shares. The issuance of any shares of our common stock upon conversion of these OrbitTravel.com notes will result in dilution in net tangible book value to our current stockholders.

  In addition, we cannot assure you that we will have sufficient capital to pay the $411,000 that we were required to pay as of June 30, 2000 under various settlement agreements with employees, former employees and other creditors. See "Legal Proceedings."

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable in the amount of $540,000 and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mark Savoretti and another person, under which we would pay a total of $450,000 over three years. Our obligation also included a payment to Mr. Savoretti of $60,000 in cash, the issuance of a note payable in the amount of $540,000 and the issuance of 3.0 million shares of common stock in May 2000. Under provisions of the agreement, we are currently in default on payments due under the note. In addition, we have not made the monthly consulting fee payments required. We have received unverified indications that the creditor of Orbit Network may not have received good title to the assets. Pending a current investigation by us, we have withheld both the payments under the promissory note and the consulting agreements.

  On January 31, 2000, we entered into an agreement with Wilhelmina Artist Management LLC pursuant which we would acquire all of the outstanding common stock of WilhelminaTravelFile.com in exchange for approximately 80.0 million shares of our common stock. Unless the transaction has closed, either party may terminate the Wilhelmina agreement at any time after February 15, 2000. On April 18, 2000, the parties entered into an amended and restated Stock Acquisition Agreement, which provided for the acquisition of WilhelminaTravelFile.com by us in consideration for the issuance of an amount of our shares equivalent to ten percent (10%) of our issued and outstanding shares on a fully diluted basis. As of August 11, 2000, we had not issued the shares necessary to close the transaction, although neither party has elected to cancel the amended and restated agreement.

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

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

  . we may not be able to complete our acquisition activity, including acquiring, the stock of WilhelminaTravelFile.com and the GDS and ancillary contracts and related furniture and equipment from Orbit Network, as quickly or on as favorable terms as anticipated, if at all;

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

                         ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In connection with our February 21, 1996 Agreement in Principle with our three Pension Fund Partners, definitive agreements were reached during the second quarter of 1996 with regards to two of our four previously owned golf courses. However, our efforts to interpret the Agreement in Principle and negotiate with EPI Pension Fund regarding the two other courses were unsuccessful. On May 31, 1996, EPI Pension Fund commenced an action against us claiming breach of contract, specific performance, a constructive trust and temporary and permanent injunctive relief. At a hearing conducted on July 12, 1996 in the Circuit Court in and for Hillsborough County, Florida, the court issued a preliminary injunction which required us to transfer to EPI Pension Fund 45% of the outstanding equity in our GLV and GMW subsidiaries whereby we retained 30% of the outstanding equity in each of these two subsidiaries and EPI Pension Fund owned the remaining 70%. We filed an appeal brief to this preliminary injunction on August 14, 1996 in the 2nd District Court of Appeals for the 13th Judicial District in and for Hillsborough County, Florida. The District Court denied this appeal on February 11, 1997. We entered into a settlement agreement with the EPI Pension Fund on October 15, 1997, which purported to resolve all outstanding issues between us and the EPI Pension Fund. We failed to perform all of our obligations under the settlement agreement. On February 10, 1998, the Circuit Court entered an order directing us to perform fully all of our obligations under the settlement agreement prior to February 24, 1998. At a hearing on March 26, 1998, we offered partial performance under the settlement agreement which was taken under advisement by the Circuit Court and opposing counsel and will be ruled upon at a hearing to be scheduled in the future. On March 1, 2000, a majority of our holders of common stock consented to the approval of this settlement agreement.

We submitted a proposed settlement to the EPI Pension Fund, with a $3,000 good faith deposit. The terms of the proposed settlement include a down payment to be made within 30 days of executing the settlement documents with a $152,000 balloon payment due at the end of one year. The deferred payment will be non-interest bearing. We have requested that we be permitted to prepay the settled amount at a discount. We do not know if the EPI Pension Fund will require security. In addition, if the proposed settlement is not accepted, a penalty will be imposed upon default on the proposed settlement in addition to EPI Pension Fund's rights to enforce the original judgment of $152,000. We cannot be assured that the EPI Pension Fund will accept the proposed settlement or that the terms will be substantially similar to those disclosed above. As the matter now stands, the EPI Pension Fund is free to enforce the outstanding judgment.

On October 22, 1998, Robert Hochstein filed a complaint in federal court against us, Mr. Cellura and other entities controlled by Mr. Cellura alleging that we violated various federal and state securities laws. On February 16, 2000, Mr.

Hochstein and we executed a settlement pursuant to which we agreed to pay $150,000 and to issue 850,000 shares of our common stock (of which we issued 400,000 shares in the first quarter of 1999) in settlement of this dispute. We issued 450,000 shares to Mr. Hochstein on February 25, 2000. We paid him $100,000 on February 17, 2000 and the additional $50,000 on June 16, 2000. If the remaining 450,000 shares of our common stock are not freely tradable by the terms of the settlement agreement, we have agreed that a judgment for $575,000 may be entered into against us, Mr. Cellura and other entities controlled by Mr. Cellura. If the price of our common stock falls below $0.30 per share for two trading days before March 18, 2000, we have agreed to repurchase up to 400,000 shares of our common stock, which Mr. Hochstein has not liquidated prior to that date for $0.30 per share. Prior to March 18, 2000, the common stock traded at a price less than $0.30 per share for two trading days. At June 30, 2000, we have satisfied the $150,000 obligation due to Mr. Hochstein.

  In January and May of 1999, a group of our former stockholders and employees and stockholders and employees of various companies that we acquired in April 1998, which formerly were controlled by Mr. Cellura, our chief executive officer, filed three lawsuits in the United States District Court for the
Southern District of New York against us, these various acquired corporations, Mr. Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2) the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February 29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made two of the required payments, totaling $60,000, as of August 11, 2000.

  In June 1999, Joseph R. Cellura, our chief executive officer, threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in the defense of the lawsuits we refer to in the previous paragraph; (2) Mr. Cellura suffered real and substantial damage to his personal character as a result of the filing of these lawsuits; (3) we failed to issue to Mr. Cellura and other stockholders in various companies controlled by him an aggregate of 20.0 million shares of our common stock and
5.0 million options to purchase shares of our common stock (such number of shares is prior to the effect of a 1-for-15 reverse stock split effected with regard to our common stock on June 2, 1998); and (4) we failed to indemnify Mr. Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of $250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of June 30, 2000, we have repaid approximately $79,000 due under the $250,000 note payable. This note payable matured on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock consented to the approval of this settlement agreement. On or about March 12, 2000, we issued 27,333,333 shares to Mr. Cellura pursuant to this settlement agreement.

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

  Kirk Scoggins, a holder of our convertible preferred stock, paid $97,915 on our behalf during 1998 to satisfy some of our payroll obligations to employees. In full satisfaction of the amounts we owed to Mr. Scoggins and in satisfaction of other litigation threatened by Mr. Scoggins, we entered into a settlement agreement with Mr. Scoggins as of January 31, 2000 pursuant to which we have agreed to issue to Mr. Scoggins approximately 4.5 million shares of our common stock and deliver to Mr. Scoggins specific items of personal property owned by us and by Mr. Cellura. On March 1, 2000, a majority of our holders of consented to this settlement agreement. As of June 30, 2000 we had issued all shares due to Mr. Scoggins pursuant to this settlement agreement.

  Clifford F. Bagnall, one of our former directors and a current executive officer, had threatened to file a lawsuit against us alleging that we owe Mr. Bagnall amounts due under his employment contract in force while he was an executive officer and that (1) Mr. Bagnall suffered substantial monetary loss in the defense of the May 1999 lawsuits by the former stockholders of various companies formerly controlled by Mr. Cellura; (2) Mr. Bagnall suffered real and substantial damage to his personal character as a result of the filing of the lawsuits; and (3) we failed to indemnify Mr. Bagnall as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. This note payable matured on May 15, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of August 11, 2000, we have made payments totaling $50,000 toward the principal of Mr. Bagnall's Note. The Note has been extended to August 15, 2000.

  Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of August 11, 2000, we have made no payments toward the principal of Mr. Craig's Note.

On April 24, 2000, Harlan Logan, a former employee of Divot Golf Corporation, filed a complaint in Florida Circuit Court against us and Mr. Cellura, alleging that we have failed and refused to pay Mr. Logan those wages due and owing for the last two months of his employment with us, as well as a performance bonus which he claimed was earned when the "MobileSuites Project" was ready for production. Specifically, Mr. Logan is seeking $15,000 in unpaid wages ($7,500 per month x 2) and a $65,000 performance bonus. The claim arises out of a failed project known as "MobileSuites", a separate and wholly owned subsidiary of Divot Golf Corporation, whose purpose was to develop and manufacture a prototype for display at the World Golf Village in St. Augustine, Florida. Mr. Logan claims that he fulfilled his obligation regarding the "MobileSuites Project" as it was ready for production, but that it was never manufactured due to the our financial condition. Mr. Logan also claims that, in accordance with his employment agreement, he purchased real estate on behalf of the company at the World Golf Village in March 1998 in the amount of $95,000, and that in consideration for the purchase, we agreed to buy the property back for the original purchase price by the year ending 1998 and to reimburse him for all expenses, interest, costs, down payment, and closing costs associated with the purchase. Mr. Logan also claims that Mr. Cellura wrongfully converted for his own personal use our funds that were to be used for payment of his wages and performance bonus. We filed an answer to the complaint on May 22, 2000 denying all of the material allegations raised in the complaint, and plan on vigorously defending the action through corporate counsel. We are considering filing a counterclaim against Mr. Logan for fraud in connection with his submission and our payments of fraudulent expenses and costs associated with the project, as well as for tortious interference with contractual relations by improperly using his position of authority at the Palma Ceia Golf Club to have our corporate golf membership revoked as a result of which we lost a $50,000 membership fee. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

Item 2.  Changes in Securities

On March 1, 2000, a majority of our holders of common stock consented to the approval of an amendment to our Certificate of Incorporation, changing our name to "Orbittravel.com Corporation." The name change was made effective on April 20, 2000. In addition, on April 20, 2000 we changed our stock trading symbol from "PUTT" to "OBTV" to better reflect our new name and business strategy.

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

On July 17, 2000, a majority of our common shareholders approved by consent an increase of authorized common shares to 800.0 million shares, par value $.001 per share, from 200.0 million common shares, par value $.001 per share, previously authorized. Our Certificate of Incorporation was thereafter amended and the amendment became effective in the State of Delaware on August 4, 2000.

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

January 1, 2000--         41,219,432 shares of common     Conversions of preferred stock
 March 31, 2000           stock

January 1, 2000--         8,340,000 shares of common      Issuance of common stock in
 March 31, 2000           stock                           settlement of litigation

January 1, 2000--         37,966,666 shares of common     Conversions of debt
 March 31, 2000           stock

May 12, 2000              33,009,041 shares of common     Issuances to various consultants,
                          Stock                           employees, attorneys, and others

June 2, 2000              58,944,595 shares of common     Sale of shares to Teakwood
                          stock                           Ventures in part for $2,000,000

June 2, 2000              6,452,765 shares of common      Issuances to various consultants,
                          Stock                           employees, attorneys, and others
                                                          and settlement of litigation.

August 17, 2000           50,761,421 shares of common     Sale of shares to Teakwood
                          stock                           Ventures in part for balance of
                                                          $2,000,000


  We believe that we took reasonable steps to ensure that each of the offerees in these transactions were accredited investors under Rule 501 of the Securities Act.

Item 3.  Defaults upon Senior Securities

 The Company has defaulted on certain obligations of its senior securities by failing to meet its obligation to file a registration statement, having such registration statement become effective by a certain date, failing to complete a transaction with Orbit Network and failing to have its annual shareholders' meeting.

Item 4.  Submission of Matters to a Vote of Securities Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      10.1 - Settlement Agreement between Divot Golf Corporation and Joseph Salvani, dated March 1, 2000 *

      10.2 - Settlement Agreement between Divot Golf Corporation and Joseph Cellura Trust, dated March 1, 2000 *

      10.3 - Addendum to Funding Commitment Letter and Subscription Agreement between Teakwood Ventures, LLC and OrbitTravel.com Corporation *

      * Previously filed with the Company's Form 10QSB for March 31, 2000.


      27    -    Financial Data Schedule (for SEC use only)

      (b)   Reports on Form 8K

        June 23, 2000, Item 4, Change in Registrant's Certifying Accountant

        August 8, 2000, Item 4, Change in Registrant's Certifying Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITTRAVEL.com Corporation

/s/Joseph R. Cellura
Joseph R. Cellura, Chief Executive Officer

/s/ David A. Noosinow
David A. Noosinow, President & Secretary
(Principal Financial and Accounting Officer)

/s/ Clifford F. Bagnall
Clifford F. Bagnall, Chief Financial Officer

Date:  August 21, 2000