Form 10QSB
period 2000-09-30
DIVOT GOLF CORP
filed 2000-11-14
CIK 916184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2000; or

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

                  One Union Square South, New York, New York 10003
------------------------------------------------------------------------------
                       (Address of principal executive offices)

                                 (212) 353-8468
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On November 8, 2000 there were 269,347,561 shares of the issuer's Common Stock, $.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                         PERIOD ENDED SEPTEMBER 30, 2000

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets as of September 30, 2000
    and December 31, 1999....................................................  3

    Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2000 and 1999................................  5

    Condensed Consolidated Statements of Changes in Shareholders' Deficit for
    the nine-month period ended September 30, 2000...........................  6

    Condensed Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2000 and 1999................................. 7

    Notes to Condensed Consolidated Financial Statements...................... 8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................15

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................27
Item 2. Changes in Securities...........................................30
Item 3. Defaults Upon Senior Securities.................................31
Item 4. Submission of Matters to a Vote of Securities Holders...........32
Item 5. Other Information...............................................32
Item 6. Exhibits and Reports on Form 8-K................................32

Signatures..............................................................33

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          September 30,
                                               2000                 December 31,
                                           (Unaudited)                 1999
                                          -------------           -------------
Current assets:
  Cash                                      $   29,569              $  174,492
  Trade accounts receivable, net                25,986                  82,608
  Accounts receivable from related parties       6,797                 114,332
  Prepaid expenses and other current assets     56,771                 288,442
                                          -------------           -------------
Total current assets                           119,123                 659,874

Furniture and equipment, net                   157,440                  72,023

Intangible assets                              787,500                       -
Other assets                                   100,000                 136,425
                                          -------------           -------------
Total assets                               $ 1,164,063              $  868,322
                                          =============           =============



See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               September 30,    December 31,
                                                   2000             1999
                                               (Unaudited)
                                               -------------    ------------
Current liabilities:
   Accounts payable                             $ 1,181,053     $ 1,210,614
   Accrued expenses                                 918,470       1,562,666
   Accrued compensation and payroll                 104,506       5,328,122
   Due to bank                                       57,923               -
   Amounts due to related parties                         -          60,500
   Dividends payable                                      -       1,730,000
   Notes payable                                  5,816,963       3,392,504
   Notes payable to related parties                 530,000         661,800
                                               -------------    ------------
Total current liabilities                         8,608,915      13,946,206

Shareholders' deficit:
  Convertible Preferred Stock, $.001 par value;
    1,000,000 shares authorized; 281,250 and 286,835
    shares issued and outstanding as of September 30,
    2000 and at December 31, 1999, respectively         281             287
  Common Stock, $.001 par value; 800,000,000 and
    200,000,000 shares authorized at September 30,
    2000 and at December 31, 1999, respectively;
    269,347,561 and 13,753,642 shares issued and
    outstanding as of September 30, 2000
    and December 31, 1999, respectively             269,347          13,754
  Additional paid-in capital                     67,781,968      42,523,558
  Accumulated deficit                          (75,285,511)     (55,404,546)
  Convertible Preferred Stock held in
    treasury, 281,250 shares                      (210,937)        (210,937)
                                               ------------     -------------
Total shareholders' deficit                     (7,444,852)     (13,077,884)
                                               -------------    ------------
Total liabilities and shareholders' deficit    $ 1,164,063      $   868,322
                                               =============    ============

  See accompanying notes

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                              2000         1999          2000         1999
                                           -----------  -----------   ----------  ------------

Operating revenues:                        $  102,720   $        -    $ 484,488   $         -
                                           -----------  -----------   ----------  ------------
Operating expenses:
 Compensation expense                         568,387            -    5,894,817             -
 Stock based compensation expense              93,800            -    1,594,315             -
 General and administrative expenses          353,783      103,803    1,675,833       572,288
 Professional fees,including legal
  and accounting                              177,195            -    1,076,255        85,711
 Stock based professional fees                792,610            -    1,323,860             -
 Depreciation and amortization expense          4,432            -       20,867             -
                                           -----------  -----------   ----------  ------------
  Total operating expenses                  1,990,207      103,803   11,585,947       657,999
                                           -----------  -----------   ----------  ------------
      Operating loss                       (1,887,487)    (103,803) (11,101,459)     (657,999)

 Other income (expense):
  Interest expense                           (156,000)     (26,731)  (6,261,592)      (80,963)
  Litigation settlement expense               (45,000)            -  (2,481,261)     (982,917)
  Loss on investments                                -            -    (219,351)            -
  Other income (expense)                       10,573             -     182,698        20,430
                                           -----------  -----------  ----------- -------------

 Net loss                                 $(2,077,914)  $ (130,534)$(19,880,965)  $(1,701,449)
                                           ===========  ===========   ==========  ============
   Basic and diluted net loss per share   $     (0.01)  $    (0.01)   $   (0.16)  $     (0.19)
                                           ===========  ===========   ==========  ============
   Weighted average number of common
   shares outstanding                     193,233,400    13,753,642   122,177,200   9,147,900
                                           ===========  ===========   ===========  ============

See accompanying notes

                           ORBITTRAVEL.COM CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                     DEFICIT


                                                                                          Convertible
                                             Convertible                                   Preferred
                        Common Stock       Preferred Stock    Additional                 Treasury Stock
                        ----------------   ----------------    Paid-in    Accumulated   ----------------
                         Shares   Amount   Shares    Amount    Capital      Deficit     Shares     Amount        Total
                       ---------- ------- --------- -------  -----------  ------------ --------  ---------  ------------

Balance at December
 31, 1999.............13,753,642 $13,754   286,835   $  287  $42,523,558 $(55,404,546)(281,250) $(210,937)  $(13,077,884)

Net loss (unaudited)         --      --        --       --          --    (19,880,965)    --         --      (19,880,965)

Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......41,219,432  41,219    (5,585)      (6)    1,688,787         --       --        --        1,730,000

Issuance of Common
 Stock in connection
 with conversion of
 debt.................37,966,666  37,967        --       --     9,514,049         --       --        --        9,552,016

Issuance of Common
 Stock in connection
 with settlement of
 litigation........... 8,340,000   8,340       --       --     1,964,610         --       --        --         1,972,950

Issuance of Common
 Stock in connection
 with conversion of
 debt.................58,944,595  58,945       --       --     7,746,650         --       --        --         7,805,595

Issuance of Common
 Stock in connection
 with settlement of
 litigation........... 4,452,765   4,452       --       --       343,309         --       --        --           347,761

Issuance of Common
 Stock in connection
 with consulting
 services and intan-
 gible assets acquired 35,009,041  35,009      --       --     2,184,256         --       --        --         2,219,265

Issuance of Common
 Stock in connection
 with conversion of
 debt................. 50,761,420  50,761       --       --      949,239         --       --        --         1,000,000

Issuance of Common
 Stock in connection
 with employees and
 consulting services   18,900,000  18,900       --       --      867,510         --       --        --           886,410
                       ---------- -------  ---------   ------ -----------  ------------  --------  ---------  ------------
Balance at September
 30, 2000 (Unaudited) 269,347,561$269,347  281,250     $281   $67,781,968 $(75,285,511) (281,250)  $(210,937) $(7,444,852)
                      =========== ======== =========   ====== ===========  ============  ========  =========  ============


See accompanying  notes

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Three Months Ended           Nine Months Ended
                                          September 30,                  September 30,
                                        2000           1999           2000          1999
                                     ------------   ------------   ------------  ------------

Cash flows from operating activities:
    Net loss                         $(2,077,914)   $ (103,534)    $(19,880,965) $(1,701,449)
    Adjustment to reconcile net
      loss to
    Net cash provided (used) in operating activities:
        Issuance of shares in
         settlement of litigation              -              -      2,320,711       982,917
        Issuance of shares for
         conversion of debt                    -              -      3,952,699             -
        Issuance of shares for
         interest expense                      -              -      3,103,573             -
        Issuance of shares for
         services                        886,410              -      3,105,675             -
        Depreciation and
         amortization                      4,432              -         20,867             -
        Accounts receivable from
          related parties                      -              -              -        60,115
        Decrease in other assets               -              -         36,425             -
        Discount on convertible
          debt-interest                        -              -      3,202,022             -
        Net change in other working
         capital items                   280,960         99,731        197,669       651,507
                                     ------------   ------------   ------------  ------------
Net cash provided (used) in            (906,112)        (3,803)    (3,941,324)       (6,910)
operating activities
Investing activities:
    Purchase of intangible and
     other assets                             -              -      (247,500)             -
    Purchase of property and
     equipment, net                      (5,209)             -      (106,284)             -
                                     ------------   ------------   ------------  ------------
Net cash used in investing activities    (5,209)              -      (353,784)             -

Financing activities:
    Proceeds from borrowings, net         90,000         20,000      4,150,185        26,800
                                     ------------   ------------   ------------  ------------
Net cash provided by financing
 activities                               90,000         20,000      4,150,185        26,800

Increase (decrease) in cash            (821,321)         16,197      (144,923)        19,890
Cash at beginning of period              850,890          4,261       174,492            568
                                     ------------   ------------   ------------  ------------
Cash at end of period                 $   29,569    $    20,458    $   29,569    $    20,458
                                     ============   ============   ============  ============


See accompanying notes

                                ORBITTRAVEL.COM CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            NINE MONTHS ENDED SEPTEMBER 30, 2000

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

As of September 30, 2000, the Company has a net working capital deficiency of $8,489,792 and a shareholders' deficit of $7,444,852. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 contained in its current Annual Report on Form 10-KSB.

Income Taxes - The Company records income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred taxes are provided for the difference between the tax and financial statement bases of assets and

                              ORBITTRAVEL.COM CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 2000



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

NOTE B. Non-Cash Activities

During the nine months ended September 30, 2000 the following significant non-cash activities occurred:

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

During June 2000, the Company issued 58,944,595 shares of common stock in satisfaction of $1,500,000 in debt. During August 2000, the Company issued 50,761,420 shares of common stock in satisfaction of the remaining $1,000,000 in debt. As a result $6.1 million of interest expense was recorded as a result of the excess of the fair market value of the shares on the date of issuance versus the amount of debt previously received.

As a result of the following  litigation  during the nine months ended September
30, 2000, the Company issued 12,792,765 shares of common stock resulting in a litigation expense of $2,436,261.

      On February 25, 2000, the Company issued 450,000 shares to Robert Hochstein in settlement of litigation.

      On March 12, 2000, the Company issued 1,890,000 shares of common stock to the Joseph R. Cellura Trust, a Trust established for the benefit of Ellee Knight, a previous employee of the Company. These shares were issued in full and final settlement as part of an amended and restated settlement agreement, dated March 1, 2000, entered into with

                        ORBITTRAVEL.COM CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 2000


      Ms. Knight.

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

Effective October 5, 2000, the Company entered into a separation agreement with Mr. Noosinow terminating his employment with the Company. As part of the agreement, the Company agrees to pay $22,211 in salary, $18,173 for accrued vacation, and $30,000 as severance. The Company also agreed to issue shares of the Company's common stock equal to 2.5% of the total issued and outstanding shares of common stock and warrants to acquire at par value, common shares equivalent to 5.0% of the issued and outstanding shares of the Company's common stock.

Effective November 1, 2000, the Company executed a two year employment agreement with its new interim Chief Operating Officer, Robert Gilbert, which requires annual compensation of $175,000, stock options to purchase 500,000 shares of the Company's common stock, along with certain fringe benefits (as defined in the agreements). This agreement also requires the Company to pay commissions at the rate of 5% of sales generated.

Minimum commitments for future salaries, excluding bonuses, by year and in the aggregate for Messrs. Cellura and Gilbert consist of the following at September 30, 2000:

                          ORBITTRAVEL.COM CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 2000




2000......................... $    92,000
2001..........................    425,000
2002..........................    396,000
Thereafter....................    869,000
                                  -------
                               $1,782,000

  On January 27, 2000,  Spartan  Capital  Management,  LLC, a limited  liability company controlled by one of the Company's former directors and executive officers, assigned to the Company its rights and obligations under an agreement dated as of the same date. Spartan had purchased these assets from a creditor of Orbit Network for $60,000 in cash, a note payable due in 2000 in the amount of $540,000, and the issuance of 3,000,000 shares of the Company's common stock in May 2000. The Company has assumed the obligations. The creditor of Orbit Network had acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000. As an additional condition, the Company is required to pay two independent contractors a total of $450,000 over three years in exchange for professional consulting services to the Company. Under provisions of the agreement, the Company is currently in default on the remaining $480,000 of payments due under the note. The Company has received unverified indications that the creditor of Orbit Network may not have received good title to the assets.

  In October of 2000, a group of the Company's stockholders and stock holders of a, filed two lawsuits in the California's Marin County Superior Court against the Company, the acquired corporation, Mr. Cellura and other unnamed executive officers and stockholders. The complaints alleged, among other things, that (1) the Company had not exercised reasonable care or business judgment, (2) the Company and its officers committed fraud in the issuance of securities, and (3) various breaches of contract. Management believes the Company has meritorious defenses and have retained counsel in California to vigorously defend the Company and Mr. Cellura. However, due to the inherent uncertainties of the litigation process and the judicial system, management is not able to predict the outcome of this litigation.

  In January and May of 1999, a group of former stockholders and employees (including a former officer of the Company) and stockholders and employees of various companies, formerly controlled by the Chairman and CEO of the Company, filed three lawsuits against the Company, these various acquired corporations, the Chairman and several of the Company's other executive officers and stockholders. The complaints alleged, among other things, that (1) the Company had failed to issue an aggregate of 15 million shares of the Company's common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to the Company's common stock on June 2, 1998), (2) the Company and its officers had committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable to a former officer of the Company in the amount of $225,000; (2) the issuance of 7.65 million shares of the Company's common stock (of which 333,334 shares were issuable to the Company's former officer); and (3) the assignment by the Chairman of the Company of all of his rights, title or

                           ORBITTRAVEL.COM CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


interest to the profits generated from a few parcels of land in the World Golf Village. The Chairman assigned these rights to the plaintiffs on June 24, 1999. The Company ordered the 7.65 million shares to be issued in August 1999 and those shares were delivered on February 29, 2000. The note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of November 8, 2000.

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

Teakwood Ventures LLC.

On February 15, 2000, an accredited investor agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby the investor agreed to purchase: (1) 11,223,334 shares of the Company's common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334

                         ORBITTRAVEL.COM CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 2000



shares of the Company's common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of the Company's common stock at $0.3182 per share on or before September 30, 2000. The investor's agreement to purchase the Company's common stock is subject to several conditions, including the condition that the shares to be issued to the investor must be freely tradable. In addition, if the Company's total equity market capitalization is less than $200 million on any dates that the investor purchases the Company's common stock, the Company has agreed to proportionally reduce the per share price of the common stock to be purchased by the investor. The agreement also requires that the Company appoint two directors who are nominated by the investor to the Company's board. As of March 31, the Company and the investor agreed to extend the obligations of the parties under the funding commitment letter and subscription agreement by up to ninety days, due to market fluctuations and repricing considerations. As of June 30, 2000, the Company had received the first $2,000,000 round of financing. However, because the market capitalization of the Company had fallen below the minimum required by the Agreement, the shares sold in connection with that round have been repriced, which resulted in an obligation to issue 109,706,016 shares of which 58,944,595 shares were issued prior to June 30, 2000.

At August 17, 2000, the Company issued the final 50,761,420 common shares due Teakwood Ventures as satisfaction of the $2.0 million funding through such date under the February 15, 2000 agreement.

As of October 30, 2000, the Company concluded a transaction with Teakwood Ventures, which amended and restated all prior agreements with Teakwood Ventures and provided for future funding through an amended funding agreement and secured revolving credit agreement ("Revolving Loan Funding Agreement"). Under terms of the Revolving Loan Funding Agreement, Teakwood Ventures will make loans to the Company in the aggregate principal amount of $1,500,000, with half of the funding amount attributed to a Revolving Loan and the other half being attributable to an equity contribution. As of September 30, 2000, Teakwood
Ventures had advanced $250,000 to the Company, which is deemed to be an extension advance under this Revolving Loan Funding Agreement. An additional amount of $95,000 was funded prior to execution of the Revolving Loan Funding Agreement in October under similar terms.

On October 30, 2000, an additional $355,000 was funded under the Revolving Loan Funding Agreement. Aggregate advances at October 30, 2000 of $700,000 consist of $350,000 allocated to revolving loans and $350,000 allocated to equity contribution. Additional subsequent advances of $200,000 each will commence on November 15, November 30, December 1 and December 15, 2000.

Certain provisions exist with respect to each subsequent funding and Teakwood Ventures has the ability to extend the final funding date to January 15, 2001 if the Company secures additional outside funding.

The revolving loan portion is evidenced by a secured promissory note, with interest at 12% per annum and is due on June 30, 2001.

The total to be allocated to equity contributions of $750,000 provides for the purchase of 19.8% of the

                         ORBITTRAVEL.COM CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 2000



Company's common stock, equivalent to 53,330,317 shares as of November 8, 2000. Such shares will have certain conversion rights, registration rights, anti-dilution provisions and a warrant attached at a no pay exercise price to maintain a 20% ownership of the Company. In addition, two members may be appointed to the Company's Board of Directors by Teakwood Ventures.

Proceeds are to be used for working capital needs of the Company and are subject to pre-approved budgets by Teakwood Ventures.

NOTE D. - Stockholders' Deficit

On July 17, 2000, a majority of our common shareholders approved by consent an increase of authorized common shares to 800 million shares, par value $.001 per share, from 200 million common shares, par value $.001 per share, previously authorized. Our Certificate of Incorporation was thereafter amended and the amendment became effective in the State of Delaware on August 4, 2000.

Stock Option Plan

On November 2, 2000, the Company authorized and approved a stock option incentive plan for its employees, officers, directors, and others performing services on behalf of the Company. The Board approved 175,000,000 shares of the Company's registered common stock to be reserved for this plan. The options will be issued at the sole discretion of the Board of Directors or by a Committee appointed by the Board. Granted options shall expire ten years or earlier from the date of grant and the exercise price shall not be less than the fair market value at the date of grant. In addition, any grant to an individual owning more than 10% of the Company's common stock, requires the exercise price to be at least 110% of the fair market value and the option period must not be more than five years. The aggregate fair market of all shares of stock to which Incentive Stock Options are exercisable may not exceed $100,000 in any calendar year

The Company also ratified the issuance of stock awards to certain officers, directors, employees and consultants of which approximately 24 million shares have been issued and another 88 million shares have been designated.

                           ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three and nine-month periods ended September 30, 2000 and 1999 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in our 1999 Annual Report on Form 10-KSB.

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

RECENT DEVELOPMENTS

Acquisition Activity

On October 5, 1999, Orbit Network, Inc. ("Orbit Network"), a privately held company located in Novato, California, publicly issued a press release stating that we had signed a definitive merger agreement to acquire Orbit Network in a stock for stock exchange. However, upon completion of our due diligence review of Orbit Network, which reflected a much more deteriorating financial condition than originally believed, we cancelled this merger agreement and entered into the transactions we discuss below.

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

                           ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000



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

One of the obligations assigned was an obligation requiring us to enter into consulting agreements with Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. Our obligation also included a payment to Mr. Savoretti of $60,000 in cash, the issuance of a note payable in the amount of $540,000 and the issuance of 3.0 million shares of common stock in May 2000. Under provisions of the agreement, we are currently in default on the remaining $480,000 of payments due under the note. We have received unverified indications that the creditor of Orbit Network may not have received good title to the assets.

In October of 2000, a group of our stockholders and stock holders of a company (Orbit Network, Inc.) that we acquired in October 1999, filed two lawsuits in the California's Marin County Superior Court against us, the acquired corporation, Mr. Cellura and other unnamed executive officers and stockholders. The complaints alleged, among other things, that (1) we had not exercised reasonable care or business judgment, (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. We believe we have meritorious defenses and have retained counsel in California to vigorously defend ourselves. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

Financing Activity

Teakwood Ventures LLC.

On February 15, 2000, Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, agreed to fund up to $10 million pursuant to a funding commitment letter and subscription agreement whereby Teakwood Ventures agreed to purchase: (1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions,

                           ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


including the condition that the shares to be issued to Teakwood Ventures must be freely tradable. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. In addition, our agreement with Teakwood Ventures requires that we appoint two directors who are nominated by Teakwood Ventures to our board. As of March 31, we have agreed with Teakwood Ventures to extend the obligations of the parties under the funding commitment letter and subscription agreement by up to ninety days, due to market fluctuations and repricing considerations. As of June 30, 2000, we had received the first $2,000,000 round of financing. However, because our market capitalization fell below the minimum required by the Agreement, the shares sold in connection with that round were repriced, which resulted in the obligation to issue 109,706,016 shares, of which 58,944,595 shares were issued prior to June 30, 2000.

At August 17, 2000, we issued the final 50,761,420 common shares due Teakwood Ventures as satisfaction of the $2.0 million funding through such date under the February 15, 2000 Agreement.

As of October 30, 2000, we concluded a transaction with Teakwood Ventures, which amended and restated all prior agreements with Teakwood Ventures and provided for future funding through an amended funding agreement and secured revolving credit agreement ("Revolving Loan Funding Agreement"). Under terms of the Revolving Loan Funding Agreement, Teakwood Ventures will make loans to us in the aggregate principal amount of $1,500,000, with half of the funding amount attributed to a Revolving Loan and the other half being attributable to an equity contribution. As of September 30, 2000, Teakwood Ventures had advanced $250,000 to us, which is deemed to be an extension advance under this Revolving Loan Funding Agreement. An additional amount of $95,000 was funded prior to execution of the Revolving Loan Funding Agreement in October under similar terms.

On October 30, 2000, an additional $355,000 was funded under the Revolving Loan Funding Agreement. Aggregate advances at October 30, 2000 of $700,000 consist of $350,000 allocated to revolving loans and $350,000 allocated to equity contribution. Additional subsequent advances of $200,000 each will commence on November 15, November 30, December 1 and December 15, 2000.

Certain provisions exist with respect to each subsequent funding and Teakwood Ventures has the ability to extend the final funding date to January 15, 2001 if we secures additional outside funding.

The revolving loan portion is evidenced by a secured promissory note, with interest at 12% per

                          ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


annum and is due on June 30, 2001.

The total to be allocated to equity contributions of $750,000 provides for the purchase of 19.8% of our common stock, equivalent to 53,330,317 shares as of November 8, 2000. Such shares will have certain conversion rights, registration rights, anti-dilution provisions and a warrant attached at a no pay exercise price to maintain a 20% ownership of our outstanding common shares. In addition, two members may be appointed to our Board of Directors by Teakwood Ventures.

Proceeds are to be used for our working capital needs and are subject to pre-approved budgets by Teakwood Ventures.

Other financing activities.

  Since the end of 1999, we have issued or agreed to issue approximately 220 million shares of common stock for compensation and fees to various executive officers, employees, consultants and as settlement of various disputes and contingent liabilities to other third parties. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. Through September 30, 2000, we have issued approximately 99 million shares out of the 220 million shares.

  In addition, we have offered to issue approximately 52.7 million additional shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com, our wholly owned subsidiary, has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted this offer. Through September 30, 2000, we have issued approximately 41.2 million shares in such exchanges.

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

                          ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000



                              RESULTS OF OPERATIONS

  Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

We generated revenues of $102,720 from operations during the three months ended September 30, 2000 compared to no revenues during the three months ended September 30, 1999. This increase was due to the fact that we discontinued our golf-related equipment and accessories business during 1998 and started our Internet activities in late 1999.

Our total operating expenses increased by $1,886,404 to $1,990,207 from $103,803 during the three-month period ended September 30, 2000 and 1999. $886,410 of this increase is related to stock based compensation recognized as a result of the issuance of approximately 19 million common shares to various employees and consultants during the quarter. We also incurred $568,387 in other employee compensation during the quarter ended September 30, 2000. An additional $177,195 of this increase is related to professional services provided during the quarter, primarily as a result of activities related financing activities and other operating agreements which included legal and accounting services. The remaining approximately $254,412 of this increase related to the fact that we began to implement our Internet related business during late 1999 and during the first nine months of 2000, whereas in the third quarter of 1999 we had discontinued our golf related business and had minimal operating activity.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

Other expenses during the quarter ended September 30, 2000 consisted of $45,000 related to the settlement of litigation and $156,000 in accrued interest during the quarter.

For the quarter ended September 30, 2000, we had a net loss of $2,077,914, an increase of $1,947,380 from the net loss of $130,534 for the three-month period ended September 30, 1999. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses as a result of our repositioning in non-golf related areas and stock-based expenses recorded for the issuance of common stock to various consultants.

Inflation did not have a material effect on our operations during the three-month periods ended September 30, 2000 or September 30, 1999.

For the Nine-Months Ended September 30, 2000 and 1999

We generated revenues of $484,488 from operations during the nine months ended September 30, 2000 compared to no revenues during the nine months ended September 30, 1999. This increase was due to the fact that we discontinued our golf-related equipment and accessories business during 1998

                          ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


and started our Internet activities in late 1999.

Our total operating expenses increased by $10,927,948 to $11,585,947 from $657,999 during the nine-month period ended September 30, 2000 and 1999. $3.9 million of this increase is related to compensation expense related to the difference between the amount of certain accrued compensation at December 31, 1999 and the fair market value of common shares issued in March 2000 to satisfy the obligation. Another $2,918,175 of this increase is related to stock based compensation recognized as a result of the issuance of approximately 54 million common shares to various employees and consultants during the nine months. We also incurred $1,994,817 in other employee compensation during the nine months ended September 30, 2000 as a result of the issuance of common stock as part of previous settlement agreements that were entered into. An additional $1,076,255 of this increase is related to professional services provided during the first nine months of 2000. These fees were incurred as a result of activities related to our annual reports for the years ended 1999 and 1998 which included legal, accounting, and printing services and legal costs incurred assisting with additional filings and financing activities during the first nine months of 2000. The remaining approximately $1,038,701 of this increase related to the fact that we began to implement our Internet related business during late 1999 and during the first nine months of 2000, whereas in the first quarter of 1999 we had discontinued our golf related business and had minimal operating activity.

General and administrative expenses include management and administrative compensation, related payroll taxes and benefits, telephone, utilities, insurance, other taxes, travel, meals and entertainment and office expenses, including rents.

We recognized approximately $6.1 million of interest expense related to the difference between fair market value of shares issued or obligated to be issued in satisfaction of certain debts, which primarily includes the $2.0 million funding from Teakwood Ventures and $500,000 of previously issued convertible debt. We also accrued an additional $156,000 in interest expense related to other outstanding debts.

Other expenses during the nine months ended September 30, 2000 consisted of $2,481,261 related primarily to the settlement of the following litigation:

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

      In March 2000, we issued 6,000,000 shares of our common stock to Joseph Salvani in

                        ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


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

As a result of terminating a proposed transaction with AnimInet we recorded a loss for all development and other costs advanced to AnimInet as of September 30, 2000, which approximated $219,000.

For the nine months ended September 30, 2000, we had a net loss of $19,880,965, an increase of $18,179,516 from the net loss of $1,701,449 for the nine-month period ended September 30, 1999. The increase is attributable to the reasons stated above, namely, a substantial increase in total operating expenses as a result of our repositioning in non-golf related areas, interest expense recorded as a result of conversions of debt to common stock, and stock-based expenses recorded for the issuance of common stock to various consultants and employees.

Inflation did not have a material effect on our operations during the nine-month periods ended September 30, 2000 or September 30, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

Capitalization. Our shareholders approved, effective August 4, 2000, an increase in our authorized common shares available for issuance to 800.0 million from
200.0 million. We also have 1.0 million shares of preferred stock authorized for issuance. As of November 8, 2000, we had approximately 269.3 million shares of common stock outstanding. In addition, as of such date, we had no shares of preferred stock outstanding, $1.5 million of notes outstanding (other than the OrbitTravel.com notes) that are convertible into 10.1 million shares of common stock. In addition, as of September 30, 2000, OrbitTravel had issued an additional $3.2 million of notes convertible into 6.4 million shares. However, we currently expect to exchange these notes for approximately 70.3 million shares of our common stock.

  We have offered to issue approximately 52.7 million shares of our common stock to existing security holders in exchange for all of our outstanding convertible preferred stock and convertible debt, other than the notes that OrbitTravel.com has issued. As of February 25, 2000, the holders of all of our convertible preferred stock and all of our convertible debt have accepted

                          ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


this offer. Through September 30, 2000, we have issued approximately 41.2 million shares for conversion of the preferred stock.

  Since the end of 1999, we have issued or agreed to issue approximately 220 million shares of common stock for compensation and fees to various executive officers, employees, consultants and as settlement of various disputes and contingent liabilities to other third parties. See "Legal Proceedings." We have issued, or expect to issue, these shares in a series of unrelated registered and private offerings. Through September 30, 2000, we have issued approximately 99 million shares out of the 220 million shares.

Teakwood Ventures, LLC funding

  On February 15, 2000, we and Teakwood Ventures, LLC, an accredited investor under Rule 501 of the Securities Act, executed a funding commitment letter and subscription agreement pursuant to which Teakwood Ventures agreed to purchase:
(1) 11,223,334 shares of our common stock at $0.1782 per share on or before March 30, 2000; (2) 11,223,334 shares of our common stock at $0.1782 per share on or before June 30, 2000; and (3) 18,856,065 shares of our common stock at $0.3182 per share on or before September 30, 2000. Teakwood Ventures' agreement to purchase our common stock on these varying dates is subject to several conditions, including the condition that the shares to be issued to Teakwood Ventures must be freely tradable. In addition, if our total equity market capitalization is less than $200 million on any of the dates that Teakwood Ventures purchases our shares of common stock, we have agreed to proportionally reduce the per share price of the common stock to be purchased by Teakwood Ventures. For example, if our total equity market capitalization is $100 million on September 30, 2000, the purchase price per share would be $0.1591 and we would consequently be required to issue 37,712,130 shares to Teakwood Ventures. As of September 30, 2000, we had received the first $2,000,000 round of financing. However, because our market capitalization fell below the minimum required by the Agreement, the shares sold in connection with that round were repriced, which resulted in the obligation to issue 109,706,016 shares of which 58,944,595 shares were issued prior to June 30, 2000.

At August 17, 2000, we issued the final 50,761,420 common shares due Teakwood Ventures as satisfaction of the $2.0 million funding through such date under the February 15, 2000 Agreement.

As of October 30, 2000, we concluded a transaction with Teakwood Ventures, which amended and restated all prior agreements with Teakwood Ventures and provided for future funding through an amended funding agreement and secured revolving credit agreement ("Revolving Loan Funding Agreement"). Under terms of the Revolving Loan Funding Agreement, Teakwood Ventures will make loans to us in the aggregate principal amount of $1,500,000, with half of the funding amount attributed to a Revolving Loan and the other half being attributable to an equity contribution. As of September 30, 2000, Teakwood Ventures had advanced $250,000 to us,

                           ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


which is deemed to be an extension advance under this Revolving Loan Funding Agreement. An additional amount of $95,000 was funded prior to execution of the Revolving Loan Funding Agreement in October under similar terms.

On October 30, 2000, an additional $355,000 was funded under the Revolving Loan Funding Agreement. Aggregate advances at October 30, 2000 of $700,000 consist of $350,000 allocated to revolving loans and $350,000 allocated to equity contribution. Additional subsequent advances of $200,000 each will commence on November 15, November 30, December 1 and December 15, 2000.

Certain provisions exist with respect to each subsequent funding and Teakwood Ventures has the ability to extend the final funding date to January 15, 2001 if we secures additional outside funding.

The revolving loan portion is evidenced by a secured promissory note, with interest at 12% per annum and is due on June 30, 2001.

The total to be allocated to equity contributions of $750,000 provides for the purchase of 19.8% of our common stock, equivalent to 53,330,317 shares as of November 8, 2000. Such shares will have certain conversion rights, registration rights, anti-dilution provisions and a warrant attached at a no pay exercise price to maintain a 20% ownership of our outstanding common shares. In addition, two members may be appointed to our Board of Directors by Teakwood Ventures.

Proceeds are to be used for our working capital needs and are subject to pre-approved budgets by Teakwood Ventures.

Current and Future Liquidity Needs

We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. In light of our normal monthly operating expenses and with the payment of certain obligations that we had, our principal source of liquidity, cash, was down to approximately $ 77,000 as of November 8, 2000. We estimate that monthly operational cash requirements are approximately $140,000. As part of our monthly operational cash requirements, we are obligated to pay an aggregate of approximately $32,000 to our executive officers under the terms of their employment agreements. In addition, as discussed below, we have significant short-term financing cash requirements. We currently do not have sufficient funds to meet our current cash and financing needs nor do we expect to generate sufficient cash from operations to meet these needs. We cannot assure you that we will be able to obtain funds to finance our current cash and financing needs on acceptable terms, if at all. In addition, any increases in anticipated expenses would further strain our liquidity and capital resources. We must raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and

                          ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


contemplated capital expenditures. If such sources of financing are insufficient or unavailable, we will be required to modify our operating plans in accordance with the extent of available funding. We may not be able to raise any such capital on acceptable terms or at all. Further, we cannot assure you that we will be able to raise sufficient capital to continue our operations. If we cannot continue our operations, we may be forced to discontinue our business and liquidate our assets.

  All of the notes that have been issued by OrbitTravel.com mature six months from the date of issuance. $2.5 million of these notes were converted into common shares as of September 30, 2000, with 50.8 million of those shares delivered in August 2000. Approximately $2.9 million of these notes have matured as of November 8, 2000 and are currently in default. At such date, we are in discussions with the holders of these notes concerning their conversion into shares of the company pursuant to the conversion feature of the notes. We cannot assure you that we will have sufficient capital, or be able to raise sufficient capital, to repay our obligations under these notes or can we assure you that we would be successful in extending the maturity dates of these notes or converting such notes into our common stock. All of the notes that have been issued by OrbitTravel.com are convertible into shares of our common stock at a conversion price of $.50 per share. However, when OrbitTravel.com issued these notes, we were contemplating consummating a merger with Orbit Network. The stated conversion price of $.50 assumed that we had effected a recapitalization of our common stock in connection with such a merger. Upon completion of our due diligence review of Orbit Network, Orbit Network and we cancelled our merger agreement and agreed to enter into the other transactions we discuss in our
Annual Report on Form 10-KSB. Consequently, in order to ensure that the purchasers of the OrbitTravel.com notes receive the same proportion of our shares of common stock that they would have received had we effected a recapitalization of our common stock, we currently expect to offer to exchange such holders' notes for shares of common stock based on an exchange ratio of $.0455. Thus, instead of issuing approximately 6.4 million shares upon conversion of these notes, we expect to exchange these notes for approximately
70.3 million shares. The issuance of any shares of our common stock upon conversion of these OrbitTravel.com notes will result in dilution in net tangible book value to our current stockholders.

  In addition, we cannot assure you that we will have sufficient capital to pay the $314,000 that we were required to pay as of September 30, 2000 under various settlement agreements with employees, former employees and other creditors. See "Legal Proceedings."

  On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, one of our former directors and executive officers, entered into an asset purchase agreement with Mark Savoretti pursuant to which Spartan Capital agreed to acquire the intellectual property assets related to the TravelFile website previously owned by Orbit Network for $60,000 in cash, a note payable in the amount of $540,000 and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit

                           ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000


Network failed to pay $771,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with Mark Savoretti and another person, under which we would pay a total of $450,000 over three years. Our obligation also included a payment to Mr. Savoretti of $60,000 in cash, the issuance of a note payable in the amount of $540,000 and the issuance of 3.0 million shares of common stock in May 2000. Under provisions of the agreement, we are currently in default on the remaining $480,000 of payments due under the note. We have received unverified indications that the creditor of Orbit Network may not have received good title to the assets.

  In October of 2000, a group of our stockholders and stock holders of a company (Orbit Network, Inc.) that we acquired in October 1999, filed two lawsuits in the California's Marin County Superior Court against us, the acquired corporation, Mr. Cellura and other unnamed executive officers and stockholders. The complaints alleged, among other things, that (1) we had not exercised reasonable care or business judgment, (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. We believe we have meritorious defenses and have retained counsel in California to vigorously defend ourselves. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

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

  .  we may not be able to complete our anticipated acquisition activity

  .  we may not be able to hire and retain qualified employees;

                          ORBITTRAVEL.COM CORPORATION
                 MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000



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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  In January and May of 1999, a group of our former stockholders and employees and stockholders and employees of various companies that we acquired in April 1998, which formerly were controlled by Mr. Cellura, our chief executive officer, filed three lawsuits in the United States District Court for the
Southern District of New York against us, these various acquired corporations, Mr. Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2) the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February 29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of November 8, 2000.

  In June 1999, Joseph R. Cellura, our chief executive officer, threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in the defense of the lawsuits we refer to in the previous paragraph; (2) Mr. Cellura suffered real and substantial damage to his personal character as a result of the filing of these lawsuits; (3) we failed to issue to Mr. Cellura and other stockholders in various companies controlled by him an aggregate of 20.0 million shares of our common stock and
5.0 million options to purchase shares of our common stock (such number of shares is prior to the effect of a 1-for-15 reverse stock split effected with regard to our common stock on June 2, 1998); and (4) we failed to indemnify Mr. Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of $250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of September 30, 2000, we have repaid approximately $166,000 due under the $250,000 note payable, leaving a balance of approximately $84,000. This note payable matured on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock consented to the approval of this settlement agreement. On or about March 12, 2000, we issued 27,333,333 shares to Mr. Cellura pursuant to this settlement agreement.

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

  Clifford F. Bagnall, one of our former directors and a former executive officer, had threatened to file a lawsuit against us alleging that we owe Mr. Bagnall amounts due under his employment contract in force while he was an executive officer and that (1) Mr. Bagnall suffered substantial monetary loss in the defense of the May 1999 lawsuits by the former stockholders of various companies formerly controlled by Mr. Cellura; (2) Mr. Bagnall suffered real and substantial damage to his personal character as a result of the filing of the lawsuits; and (3) we failed to indemnify Mr. Bagnall as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. This note payable matured on May 15, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of

November 8, 2000, we have made payments totaling $57,500 toward the principal of Mr. Bagnall's Note. The Note was extended to August 15, 2000 and is currently in default.

  Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of November 8, 2000, we have made no payments toward the principal of Mr. Craig's Note.

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

In October of 2000, a group of our stockholders and stock holders of a company (Orbit Network, Inc.) that we acquired in October 1999, filed two lawsuits in the California's Marin County Superior Court against us, the acquired corporation, Mr. Cellura and other unnamed executive officers and stockholders. The complaints alleged, among other things, that (1) we had not exercised reasonable care or business judgment, (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. We believe we have meritorious defenses and have retained counsel in California to vigorously defend ourselves. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

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

On November 2, 2000, the Company authorized and approved a stock option incentive plan for its employees, officers, directors, and others performing services on behalf of the Company. The Board approved 175,000,000 shares of the Company's registered common stock to be reserved for this plan. The options will be issued at the sole discretion of the Board of Directors or by a Committee appointed by the Board. Granted options shall expire ten years or earlier from the date of grant and the exercise price shall not be less than the fair market value at the date of grant. In addition, any grant to an individual owning more than 10% of the Company's common stock, requires the exercise price to be at least 110% of the fair market value and the option period must not be more than five years. The aggregate fair market of all shares of stock to which Incentive Stock Options are exercisable may not exceed $100,000 in any calendar year

The Company also ratified the issuance of stock awards to certain officers, directors, employees and consultants of which approximately 24 million shares have been issued and another 88 million have been designated.

Sales of Unregistered Securities

  The following sets forth all of our sales of unregistered securities during 2000 and 1999:


                                                          Brief description of the purchaser
          Date                      Securities               and the consideration therefor
-----------------------  -----------------------------   -----------------------------------


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

August 17, 2000           50,761,421 shares of common     Sale of shares to Teakwood
                          stock                           Ventures in part for balance of
                                                          $2,000,000

August, 2000              18,900,000 shares of common      Issuances to various consultants,
                          Stock                            employees, attorneys, and others.



  We believe that we took reasonable steps to ensure that each of the offerees in these transactions were accredited investors under Rule 501 of the Securities Act.

Item 3.  Defaults upon Senior Securities

 The Company has defaulted on certain obligations of its senior securities by failing to pay or exchange amounts due, failing to meet its obligation to file a registration statement, having such registration statement become effective by a certain date, failing to complete a transaction with

Orbit Network and failing to have its annual shareholders' meeting.

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

      (a) Exhibits

      10.1 - Settlement Agreement between Divot Golf Corporation and Joseph Salvani, dated March 1, 2000 *

      10.2 - Settlement Agreement between Divot Golf Corporation and Joseph Cellura Trust, dated March 1, 2000 *

      10.3 - Addendum to Funding Commitment Letter and Subscription Agreement between Teakwood Ventures, LLC and orbitTRAVEL.com Corporation *

      10.4 - Restated and Amended Funding Agreement and Secured Revolving Credit Agreement between Teakwood Ventures, LLC and orbitTRAVEL.com Corporation

      27    -  Financial Data Schedule (for SEC use only)

      (b)      Reports on Form 8K

             June 23, 2000, Item 4, Change in Registrant's Certifying Accountant

            August 8, 2000, Item 4, Change in Registrant's Certifying Accountant

      * Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITTRAVEL.com Corporation

/s/Joseph R. Cellura

Joseph R. Cellura, Chief Executive Officer

Date:  November 13, 2000