Form 10KSB
period 2000-12-31
DIVOT GOLF CORP
filed 2002-02-26
CIK 916184

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
        of 1934 for the fiscal year ended December 31, 2000.

[_]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from ____________ to ___________.

                           Commission File No. 0-24812

                           Orbittravel.com Corporation
           (Name of small business issuer as specified in its charter)

               Delaware                                56-1781650
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

               One Union Square So., Suite 10J, New York, NY 10003
                    (Address of principal executive offices)

                                 (212) 353-8468
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

      The issuer's revenues for the most recent fiscal year were $532,231.

As of November 1, 2001, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $857,300, based upon the average bid and asked price of such common stock as of such date. As of November 1,
2001, there were 556,852,418 shares of common stock outstanding and 0 shares of preferred stock outstanding.

                       Documents Incorporated by Reference

                                      None.

          Transitional small business disclosure format Yes [_] No [X]

                           ORBITTRAVEL.COM CORPORATION
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

                                     PART II

 ITEM 5.  Market for the Common Equity and Related Stockholder Matters...    15

 ITEM 6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    17

 ITEM 7.  Financial Statements...........................................    19

 ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    19

                                    PART III

 ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act..............    20

 ITEM 10. Executive Compensation.........................................    21

 ITEM 11. Security Ownership of Certain Beneficial Owners and

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

The Company may not be able to meet our short-term or long-term liquidity needs on terms favorable to us, if at all and consequently may not be able to operate in the future;

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
In March 2000, we changed our name to "ORBITTRAVEL.COM CORPORATION. Our stockholders have approved a new name change to "IIT&E CORPORATION." Our executive offices are located at One Union Square So., Suite 10J, New York, New York 10003, and our telephone number is (212) 353-8468.

Recent Developments

Since February 2000 the company had begun a new product development program in certain segments of the travel industry as a content provider in kids travel, entertainment travel, technology information and financial information products
& services for the internet, broadband, third generation wireless and PDA applications. Through 2000, as a content provider and distribution vehicle, along with our Global Distribution System, management considered the company to be in a unique position to deliver its new products and services to market. As significant changes in the dot com market have evolved, beginning in late 2000 through the present, we have been negatively impacted and have had to reestablish our focus to capitalize and deploy our financial products, Brokerage
Bar, Travel bar and entertainment X-change software, as our primary product focus.
We will attempt to spin off Orbittravelkids.com as a separate public entity which will contain certain joint content revenue share distribution partners. If we are successful in our attempts to secure certain of our assets, which have been converted by a third party, we will begin the process of a spin off or sale of Travelfile in the wholly owned subsidiary Orbittravel.com Inc.

Financing Activity. Since the fourth quarter of 2000 we have not received sufficient financing to continue our operations. Teakwood Ventures, LLC did not fund additional amounts, past November 2000, under the funding agreements executed with them in February 2000.

Our History

Golf Course Ownership, Design, and Management. By mid-1997, we owned four golf courses and managed more than 20 others. Through April 1998, we were engaged in acquiring, designing, developing, constructing, owning, operating and managing private, semi-private and public golf courses in the United States.

World Golf Village. We were also focused on business opportunities in the World
Golf Village resort, a destination golf resort located near Jacksonville,
Florida. We anticipated becoming actively involved in the development of various amenities, including a restaurant, spa, rental properties, and a laundry facility, at the World Golf Village. We acquired two parcels of land in the
World Golf Village and various license agreements at the World Golf Village in
December 1996 and a second parcel of land in January 1998. We developed a unique platform for sales of consumer products, called Interactive Information
Technology and Entertainment (IIT&E), via the virtual golf pro shop, divot.com, a product and service based portal with direct access to the Intranet at World
Golf Village and the Internet.  Certain of our licenses which were acquired in 1996 will be a development focus in 2002.

Refocusing on Golf Related Products and Services. Due to labor and capital intensive programs associated with golf courses and the poor operating results of our golf course ownership, design, and management activities, we decided to refocus our business strategy. We elected to continue our efforts in the World
Golf Village. Instead of focusing on the ownership, design and management of golf courses, we decided to focus on developing, licensing and marketing golf-
related products and services. In July 1997, we sold the division responsible for managing the third party-owned golf courses. In August 1997, we sold our golf course design subsidiary. From November 1997 through April 1998, we sold the golf courses we owned.

To implement that new strategic focus, we acquired the following golf- related products companies, license agreements and joint content revenue share distribution agreements in April 1998:

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

                Hale Irwin Golf Design
                Raymond Floyd Group
                Sam Snead's Tavern at The World Golf Village
                World Golf Village License Agreements

Citizens Bank Loan. We acquired Miller subject to a line of credit with Citizens
Bank of Massachusetts. The credit agreement from Citizens Bank to Miller was entered into immediately prior to our closing the purchase of Miller and provided for a $2 million line of credit, of which approximately $0.8 million was outstanding at the time we acquired Miller. This new credit facility was secured by Miller's assets and included a covenant prohibiting Miller from paying more than $100,000 in dividends or inter company advances to us (as
Miller's parent company) without Citizen Bank's consent.

In late 1998, we were contemplating another acquisition. Citizens Bank was planning on providing financing for that acquisition and was planning on being a minority equity holder in that to-be-acquired company. In September,Citizens
Bank orally agreed to advance $500,000 directly to us (Miller's parent company)
against the Miller line of credit to help finance the final payment due on a promissory note held by the sellers of Miller. Subsequently, the parties terminated the acquisition discussions. Citizens Bank then sent a notice of default citing a breach of the covenant prohibiting an advance from Miller to us in excess of $100,000 without the bank's permission. At that time, including the
$500,000 advance, only $1.3 million was outstanding on the Miller line of credit. However, as a result of the purported default, Citizens Bank refused to advance Divot or Miller any further funds under our line of credit.

By February 1999, we were substantially out of cash and unable to take any legal action with respect to the purported default. We therefore negotiated a forbearance agreement whereby Citizens Bank agreed to refrain from foreclosing on Miller's assets if the loan was repaid by May 25, 1999. As part of that forbearance agreement, Miller reaffirmed its grant of a security interest in its assets, and we (the parent company) pledged our stock of Miller to the bank as security for the loan.  At the time we pledged our stock of Miller Golf we had obtained an offer to sell and obtain a replacement line of credit with a major national lending institution upon information and belief that Citizens would work out the transaction of our company sale of Miller's assets.

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
31, 1998.

After we acquired Talisman Tools Incorporated, a third party threatened to sue us for patent infringement if we sold products based on the design of the repair tool acquired in the Talisman transaction. We subsequently refused to make the final payments due to the parties from whom we purchased Talisman. Although this third party has since stopped threatening to sue us for patent infringement, the former Talisman shareholders then sued us for failing to pay them the consideration still due under the acquisition agreement. The molds that we acquired from Talisman Tools were ultimately included as part of the Miller asset foreclosure. We have written off the investment in Talisman as of December
31, 1998. We have engaged local counsel to vigorously defend this claim and to seek to rescind the original acquisition agreement and recover amounts we paid on the closing date.

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

We developed www.divot.com, the virtual golf pro shop, in association with
Microsoft, Hitachi PC and other strategic partners. The www.divot.com website was under development to enable IIT&E to sell golf, spa and travel related products and services, since we owned the parcels and the World Golf Village, along with world class amenities, and anticipated the purchase of Miller Golf
Inc. from which the logo products would be delivered in a business-to-business
e- commerce platform. In mid-1998, we acquired the exclusive rights to golf-
related content on the www.freeride.com Internet community. We also retained the services of Internet service provider Rare Medium to assist in the development of our website and to serve as host of www.divot.com.

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

In late 1999, we ceased our operations as a golf related products and services company and repositioned ourselves as a value-added services provider specializing in business to business e-commerce applications and providing distribution services and on-line marketing solutions to the travel industry worldwide. Through our wholly owned subsidiary, "OrbitTravel.com,Inc." we were an independent travel, entertainment and financial distribution and e-commerce company that specialized in assisting travel suppliers and tourism destinations to promote, distribute and sell their products electronically to travel buyers worldwide, via the Internet, airline Global Distribution Systems ("GDSs"),
America Online, Private Intranets and other electronic distribution networks.

In the fourth quarter of 2000, financing arrangements for the operation of our travel distribution and e-commerce company failed and we have been unable to continue these operations.

Our New Strategy

We are currently in litigation to secure our operating assets. Since February
2000 the company had begun a new product development program in certain segments of the travel, entertainment and financial markets as a content provider in kids travel, entertainment travel, technology information and financial information products & services for the internet, broadband, third generation wireless and PDA applications. Through 2000, as a content provider and distribution vehicle, along with our Global Distribution System, management considered the company to be in a unique position to deliver its new products and services to market. As significant changes in the dot com market have evolved, beginning in late 2000 through the present, we have been negatively impacted and have had to reestablish our focus to capitalize and deploy our financial products, Brokerage Bar, Travel Bar and X-change software, as our primary product focus. We will attempt to spin off Orbittravelkids.com as a separate public entity which will contain certain joint content distribution partners. If we are successful in our attempts to secure certain seized assets we will begin the process of a spin off or sale of Travelfile in the wholly owned subsidiary Orbittravel.com Inc.

You should carefully review our "Risk Factors" beginning on page 11.

Employees

At November 11, 2001, we have one full-time employee. Our employee does not belong to any unions and we believe we have good relations with our employee.

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

We have not filed any periodic reports required under the federal securities laws since the third quarter of 2000.

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

We have recently experienced operating and net losses. We lost approximately
$7.7 million in 1999 and approximately $10.5 million in 2000. In the future, we may not be able to generate sufficient revenue from operations to pay all of our operating or other expenses. If we fail to generate sufficient cash from our operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock to meet our cash needs. Even if we can complete such financing transactions, they may not be on terms favorable to us. If we cannot raise sufficient capital to fund operations, we may not be able to continue our business and the value of our securities could decline or even become worthless.
See "Management's Discussion and Analysis of Financial Condition and Results of
Operations" for a more complete description of our historical results of operations and liquidity and capital needs.

Your securities could experience wide fluctuations in trading price and volume, or your securities may not have a market that trades.

Publications indicate that the stock of Internet companies often trade at overly inflated prices. If investor interest in these stocks declines, the price for our common stock could drop suddenly and significantly, even if our operating results are positive. In addition, the trading volume of Internet- related stocks is often volatile. If the trading volume of our common stock experiences significant changes, the price of our common stock could be adversely affected.

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

Future issuances and sales into the market of our common stock will dilute our current stockholders and may depress the market price of our common stock.

As of November 1, 2001, we had approximately 556.9 million shares of our common stock outstanding. In addition, we have agreed to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that
OrbitTravel.com Inc., our wholly owned subsidiary, has issued since its inception on October 6, 1999.

All of the shares that are issued in exchange for outstanding convertible notes are restricted but may be eligible for resale if the holders comply with Rule
144 of the Securities Act. We believe that all or substantially all of the holders of our convertible preferred stock and convertible debt securities have held such securities in excess of one year. Therefore, upon issuance of the common stock, such holders may be deemed to have complied with Rule 144(d) of the Securities Act since their holding period for the common stock may "tack"
with their holding period for the convertible security as permitted by Rule
144(d)(ii) of the Securities Act. Persons who have held these securities for more than two years will be able to resell their shares under Rule 144(k) of the
Securities Act.

Since up to 67.9% of our common stock is currently concentrated in the hands of our executive officers and directors, these persons may be able to directly control our future.

We may not be able to satisfy our obligations under various settlement agreements.

During 1998 and 1999, we agreed to settle various disputes with executive officers, stockholders and third parties. See "Legal Proceedings." As part of the settlement of some these disputes, we entered into settlement agreements pursuant to which we were to make substantial cash payments totalling approximately $600,000. We have defaulted on these settlements.

Because our common is traded on the Over-the-Counter Bulletin Board sales of our common stock may:

-Cause the market price of our common stock to decrease in value
-Decrease the level of public interest in our common stock
-Inhibit buying activity that might otherwise help support the market price of our common stock
-Prevent possible upward price movements in our common stock
-Not trade in a public market

The employment contract with our executive officer could have the effect of precluding or otherwise delaying a change in control of us that could be beneficial to our stockholders.

The employment contract with our executive officer provides for the payment of significant severance payments in the event the officer is terminated. For example, Mr. Cellura's employment agreement, which expires on June 24, 2006, would require us to pay him upon termination an aggregate severance amount of up to $2.15 million plus the remaining base salary amounts due to him under the agreement if we terminate him without cause. Even if we are successful in terminating Mr. Cellura's employment with cause, we would be required to pay him
$900,000. This could have the effect of precluding or otherwise delaying a change of control of us that would

otherwise be in the best interest of our stockholders. See "Executive Compensation-
Employment Contracts."

The outcome of various litigation surrounding our business assets could adversely effect our plan of operations.

If we are not successful in our litigation to reacquire certain business assets that were seized, we will be forced to significantly modify our plan of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal business office is located at One Union Square So., Suite 10J,
New York, New York 10003. Our phone number is (212)353-8468. Under an arrangement with a strategic partner we occupy 500 square feet at this location at a fixed cost of $9,000 per month on a triple net basis.

ITEM 3. LEGAL PROCEEDINGS

In January and May of 1999, a group of our former stockholders and employees and stockholders and employees of various companies that we acquired in April 1998, which formerly were controlled by Mr. Cellura, our chief executive officer, filed three lawsuits in the United States District Court for the Southern
District of New York against us, these various acquired corporations, Mr.
Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2)
the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February
29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On
August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of November 1, 2001. The Company is presently in default on the balance of the Note plus interest due.

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
Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of
$250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of November 1, 2001 , we have repaid approximately $165,000 due under the $250,000 note payable, leaving a balance of approximately $85,000.
This note payable matured on April 30, 2000. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock consented to the approval of this settlement agreement. On or about March 12, 2000, we issued 27,333,333 shares to Mr.
Cellura pursuant to this settlement agreement.

In November 2000, we were unable to make payment on the note issued to Mr.
Cellura and were unable to make payment under the terms of his employment agreement. Mr. Cellura threatened to file a lawsuit against us alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in our failure to make payment on his note in a timely fashion; (2) Mr. Cellura also alleged that we breached his employment agreement with us inasmuch as we were unable to pay his salary under the terms of his employment. We agreed in 2001 to settle his claims for preferred convertible stock with a dollar value of
$2,500,000.

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
Bagnall agreed to enter into a settlement agreement, effective as of January 31,
2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. This note payable matured on May 15,
2000 and was extended until August 15, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr.
Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of November 1, 2001, we have made payments totaling $57,500 toward the principal of Mr. Bagnall's Note. The Note is currently in default on the balance due plus interest.

Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on
June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of November 1, 2001, we have made no payments toward the principal of Mr. Craig's Note and are in default.

On April 24, 2000, Harlan Logan, a former employee of Divot Golf Corporation, filed a complaint in Florida Circuit Court against us and Mr. Cellura, alleging that we have failed and refused to pay Mr. Logan those wages due and owing for the last two months of his employment with us, as well as a performance bonus which he claimed was earned when the "MobileSuites Project" was ready for production. Specifically, Mr. Logan is seeking $15,000 in unpaid wages ($7,500 per month x 2) and a $65,000 performance bonus. The claim arises out of a failed project known as "MobileSuites", a separate and wholly owned subsidiary of Divot
Golf Corporation, whose purpose was to develop and manufacture a prototype for display at the World Golf Village in St. Augustine, Florida. Mr. Logan claims that he fulfilled his obligation regarding the "MobileSuites Project" as it was ready for production, but that it was never manufactured due to the our financial condition. Mr. Logan also claims that, in accordance with his employment agreement, he purchased real estate on behalf of the company at the
World Golf Village in March 1998 in the amount of $95,000, and that in consideration for the purchase, we agreed to buy the property back for the original purchase price by the year ending 1998 and to reimburse him for all expenses, interest, costs, down payment, and closing costs associated with the purchase. Mr. Logan also claims that Mr. Cellura wrongfully converted for his own personal use our funds that were to be used for payment of his wages and performance bonus. We filed an answer to the complaint on May 22, 2000 denying all of the material allegations raised in the complaint, and plan on vigorously defending the action through corporate counsel. We are considering filing a counterclaim amending our answer against Mr. Logan to include claims for fraud in connection with his submission and our payments of fraudulent expenses and costs associated with the project, as well as for tortious interference with contractual relations by improperly using his position of authority at the Palma
Ceia Golf Club to have our corporate golf membership revoked as a result of which we lost a $50,000 membership fee. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation.

In August 1999, we entered into and agreement to merge with Orbit Network, Inc.,
(Orbit Network). During our due diligence it was determined that there existed various accounting inconsistencies and other undisclosed liabilities which were reported to Orbit Network's CEO. After being reported to him, and Orbit Network investors, Orbit Network's CEO, despite the no shop clause contained in the agreement violated the agreement entering into negotiations with others and withdrew the merger proposal. After judicial foreclosure, through a third party purchase we were able to acquire some of the assets of Orbit Network.

In October of 2000, Orbit Network's former CEO, as a minority shareholder allegedly acting in a representative capacity on behalf of other shareholders filed a lawsuit in California's Marin County Superior Court against Orbit
Network, Inc., itself and us. The complaint not only names Orbit Network and us, but also names Mr. Cellura personally and other unnamed executive officers and stockholders. The complaint alleges damages in the sum of $50,0000,000 claiming that (1) we had not exercised reasonable care or business judgment, (2) we and our officers committed fraud in the issuance of securities (3) various breaches of contract, and (4) that we improperly caused the loss of Orbit Network's assets and improperly caused the removal of the plaintiff as CEO.

We believe we have meritorious defenses and have retained counsel in California to vigorously defend ourselves. We have directed our counsel to amend its answer to the complaint to reflect a counter-claim for fraud, breach of contract and to dismiss the claims against us and our officer/ employees. The claims include allegations that Network's CEO, as a representative and minority shareholder of
Orbit Network, was a former trustee of the company and failed to fulfill his fiduciary obligations and responsibilities as trustee by withholding employee payroll taxes on wages and not paying the withheld taxes held in trust by him to both the State of California and the United States Internal Revenue Services. We
claim that the discovery of the facts, and absent the foregoing, we were ready willing and able to proceed with the merger under the terms of the Agreement. We believe, based on the purchase of the assets after judicial foreclosure, we are entitled to be indemnified for the cost of our defense and any liability verdict that may be awarded. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation or the award of defense costs and/ or payment in indemnification.

In June 2001, we, in our name, and in the name of Miller Golf, Inc. (Miller), filed a lawsuit in the United States District Court for the Middle District of
Florida claiming damages of $25,000,000 and other ancillary relief. The suit claims cause of action against Citizen Bank of Massachusetts (Citizens Bank), its affiliate Citizens Capital Inc., (Citizens Capital) several officers/
employees of the bank and capital company, as well as several former owners and remaining officers/ employees of Miller. The complaint also named a former employee of ours and various individuals whom allegedly acted with him including
Citizens Bank and the former owners of Miller in the loss of Miller. The complaint also names our former attorneys, the law firm of Annis, Mitchell,
Cockey, Edwards & Roehn.

We claim that Citizens Bank and Citizens Capital employees, in concert with the former owners of Miller, together with employees of Miller, switched/
substituted Miller's credit line to Citizen's Bank just prior to the sale of
Miller to us from Miller's prior financial institution. We claim the switch/
substitution added a restrictive covenant to the credit line. We claim this was done in order to maintain or retake control of Miller after its sale to us.

We claim the switch/ substitution was made in violation of the warranties and representations of the Acquisition Agreement that no "material adverse change"
to the financial condition of Miller had occurred between contract and closing.

We claim that the change and substitution to the credit line was a material breach to the Acquisition Agreement, resulting in restrictions to Miller's cash flow and that Citizens Bank, its employees and the former owners of Miller, who remained on as employees after the sale, acted together to cause the technical default in order to seize Miller.

The credit line provided Miller by Citizens Bank was a $2 million line of credit, of which approximately $800,000 was funded at closing of the acquisition of Miller. This new credit line was secured by Miller's assets and added the covenant not previously existing at the time of contract prohibiting Miller from paying more than $100,000 in dividends or inter-company advances to us (as
Miller's parent company) without Citizen Bank's consent.

In late 1998, we were contemplating another acquisition. Citizens Bank was planning on providing financing for that acquisition and was planning on being a minority equity holder in that to-be-acquired company. In September, Citizens
Bank orally agreed to advance $500,000 directly to us (Miller's parent company)
against the Miller line of credit to help finance the final payment due on a promissory note held by the sellers of Miller. Subsequently, the parties terminated the acquisition discussions. Citizens Bank, in furtherance of the scheme and in retaliation for terminating the discussions then sent a notice of default citing a breach of the covenant prohibiting an advance from Miller to us in excess of $100,000 without the bank's permission. At that time, including the
$500,000 advance, only $1.3 million was outstanding on the Miller line of credit. However, as a result of the purported default, Citizens Bank refused to advance Divot or Miller any further funds under our line of credit.

By February 1999, we were substantially out of cash and unable to take any legal action with respect to the purported default. We therefore negotiated a forbearance agreement whereby Citizens Bank agreed to refrain from foreclosing on Miller's assets if the loan was repaid by May 25, 1999. As part of that forbearance agreement, Miller reaffirmed its grant of a security interest in its assets, and we pledged our stock of Miller to the bank as security for the loan.

During the period of the forbearance, Miller's former owners and present employees began negotiations with Citizens Bank and us for the purchase of
Miller. We negotiated a sale of the assets of Miller. At the time Citizens Bank was advised of the claims of wrongdoing associated with the credit line switch/

substitution and refused to accept the sale of its note to under the terms offered.

In February 1999, we began negotiations with third parties for the purchase of
Miller. A former employee managed the contracts and purchase agreements. In June
1999, after Citizens Bank sold the note to those third parties, such third parties foreclosed on our interest in Miller.

Several months after the foreclosure we discovered that certain parties assisted or otherwise facilitated in the purchase of the note from Citizens Bank by circumventing our interests. We claim that the acts described were acts in furtherance of a conspiracy or scheme to defraud us.

We claim that our former attorneys, Annis, Mitchell, Cockey, Edwards & Roehn, a law firm that has disbanded and has had a receiver appointed since its representation of us, committed malpractice in failing to properly oversee the acquisition of Miller Golf, in allowing substitution of Miller's credit lines without determining or otherwise advising us of the consequences associated with the switch/ substitution.

We have further discovered other acts of malpractice/ wrongdoing on the part of our former attorneys and have directed our new Florida counsel to amend the complaint to reflect further claims of fraud, misrepresentation, conversion, breach of contract, malpractice and negligence hiring against our former attorneys.

We believe we have meritorious claims against these defendants and will vigorously prosecute our claims. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation or the award of cost and/ or payment of verdict.

In August 2001, we, in our name, and in the name of Orbittravel.com Inc., our wholly owned subsidiary, filed a lawsuit in the United States District Court for the Southern District of New York claming damages of $6,000,000 and requesting other relief.

The suit claims causes of action against SCS Solars, a public company located in
British Columbia, Vancouver, Canada and a creditor of ours. The suit also names a former employee and a company, of which he is an officer/employee of that company. Also named is our landlord of our previous offices in Whitefish, MT. In addition the Complaint names Mark Savoretti the former owner of Travelfile, and a secured creditor of ours.

We claim that these companies and the named individual defendants acted together in order to seize or otherwise convert Travelfile for their own use, including all of the physical assets held at our offices in Whitefish, MT.

We claim that Solars is a travel related service vendor providing service over the Internet and was dependent on Travelfile in order to maintain its presence in the travel market segment. Solars was required to pay a fee of $25,000 a month to us in order to maintain connectivity to the Internet. We further claim that in September, 2000, Solars ceased making payments to us and in December of
2000, Solars became aware of our negotiation to sell Travelfile to a third party. We claim that inasmuch as we would not guarantee Solars connectivity to
Travelfile after the sale, Solars, by its officers/ employees, worked with the defendants and its employees to build a "back door" into the system in order to maintain connectivity to the Internet and in order to seize or otherwise convert
Travelfile to their own use.

We further claim that our then landlord, in exchange for money, assisted the foregoing defendants in the seizure/ conversion of Travelfile by, among other things, providing physical access to the premises where both the hardware and software of Travelfile were located. We claim that theses acts occurred during a period of time where we were still a tenant in possession and otherwise entitled to the exclusive possession of the premises.

We claim that as a result of the foregoing collective activities, Solars was able to operate without interruption and without paying for it service. And,

that but for these acts, Solars would have been unable to maintain its connectivity and would have been required to pay for our services.

We claim that Mark Savoretti acted in concert with these defendants holding himself out as the owner of Travelfile to our potential purchasers and further disrupting the proposed sale of Travelfile. We claim that Solars and Savoretti intentionally sought out our prospective purchaser and caused said purchaser to abandon the Purchase.

We claim that our then landlord improperly obtained a judgment against us for approximately $40,000. That with the use of the judgment, the landlord proceeded to a Sheriff's sale of the hardware/ software and other equipment belonging to us and that since said sale the defendants have been illegally using our intellectual property.

We believe we have meritorious claims against these defendants and will vigorously prosecute our claims. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation or the award of cost and/ or payment of verdict.

In November 2001, we filed a lawsuit in the United States District Court for the
Southern District of New York claming damages of $200,000,000 and requesting other relief against Teakwood Ventures, LLC and related parties.

The suit claims causes of action against Teakwood Ventures, LLC, Aditha Reksono,
Dilip Misand, Cambridge Management Systems, Ltd, Global Systems Consulting, Ltd,
the Europe Corporation, AsiaGateway.com, Lulijanti Sudarto and Ina Indrawati.
Each defendant is named individually and as an officer/ employee of the defendant corporation. The claims include allegations of fraud, misrepresentation, breach of contract, violation of the RICO statutes and other claims. We claim we are entitled to the return of our common stock issued to
Teakwood and related parties for the conversion of debt into common shares as part of the funding agreements with Teakwood and other damages. Total shares issued to Teakwood under the funding agreements were approximately 184,227,000 shares.

In February 2000, the Company entered into a binding funding agreement for
$10,000,000 with Teakwood Ventures, LLC (Teakwood). The agreement granted 20.65%
of the authorized common stock of the company for funding. In addition, in
October 2000, we entered into an amended binding funding agreement for an additional $1,500,000 with Teakwood. We claim that Teakwood, in concert with the remaining defendants, intentionally breached its agreements to fund in order to exercise a repricing term provided for in the original agreement in favor of the defendants. We also claim that the defendants, as part of a common plan and scheme, attempted to seize control of us by falsely claiming to our employees and other third parties that they were majority shareholders controlling 51% of the company after repricing. Funding was not completed by Teakwood under either agreement with us and no funding has been received by us since November 2000.

We claim that the defendants intentionally caused the default or otherwise tortiously interfered with contractual agreements that we had with other parties, causing each agreement to be impaired and eventually terminated.

We claim that the defendants intentionally interfered with our operations, advising our employees that they should disregard the directives of our CEO,
Joseph Cellura, and that by virtue of the defendants' promises of funding and oral representations made directly to our employees, we sustained damages as related to employees' wages and insurance benefits .

We have been notified by the Montana Department of Labor and the New York State
Department of Labor that wage claims totaling approximately $70,000 have been filed against us. We claim that Teakwood is responsible for our inability to satisfy all wage claims filed against us.

We believe we have meritorious claims against these defendants and will vigorously prosecute our claims. However, due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation or the award of cost and/ or payment of verdict.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2000 as released in an 8k event we changed the name of the company to
orbitTravel.com Corporation.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

On November 1, 2001, we had approximately 290 stockholders of record of our common stock. We have not declared or paid any dividend on our common stock since our inception. We do not anticipate declaring or paying any dividends on our common stock for the foreseeable future.

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

                                                                  Closing Price
                                                                    Per Share
   Period or Quarter                                               High   Low

   January 1, 1999 through March 22, 1999........................ $  .50  $ .13

A 1-for-15 reverse stock split was effectuated on June 16, 1998 to raise the per share price of our common stock and to increase the number of shares available for issuance. All dollar amounts in the above table have been revised to reflect the reverse stock split.

Since our common stock was de-listed on March 22, 1999 from Nasdaq SmallCap
Market, our common stock has been traded over-the-counter under the symbol
"OBTV." The following table sets forth the quarterly high and low sales prices per share of our common stock reported on the over-the-counter market since
March 23, 1999:

                                                                  Closing Price
                                                                    Per Share
   Period or Quarter                                               High    Low

   March 23, 1999 through March 31, 1999.........................   $ .22   $.13
   Second Quarter 1999...........................................     .17    .09
   Third Quarter 1999............................................     .14    .09
   Fourth Quarter 1999...........................................     .45    .09
   First Quarter 2000 ...........................................    1.13    .14
   Second Quarter 2000...........................................     .20    .02
   Third Quarter 2000............................................     .075   .02
   Fourth Quarter 2000...........................................     .035   .008
   First Quarter 2001 ...........................................     .015   .003
   Second Quarter 2001...........................................     .009   .001
   Third Quarter 2001............................................     .009   .001

On November 1, 2001, the last reported sales price of our common stock on the over-the-counter market was $.002 per share.

On November 1, 2001, we had 0 shares of convertible preferred stock outstanding.
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

Sales of Unregistered Securities

The following sets forth all of our sales of unregistered securities during 2000 and during January 1, 2001 through November 1, 2001:

                                                          Brief description of the purchaser
      Date                      Securities                and the consideration therefor
 January 1, 2000--        41,219,432 shares of common     Conversions of preferred stock
 March 31, 2000           stock

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

June 2, 2000              58,944,595 shares of common     Sale of shares to Teakwood
                          stock                           Ventures in part for $1,500,000

June 2, 2000              6,452,765 shares of common      Issuances to various consultants,
                          stock                           employees, attorneys, and others
                                                          and settlement of litigation.

August 17, 2000           50,761,421 shares of common     Sale of shares to Teakwood
                          stock                           Ventures in part for $1,000,000

August, 2000              18,900,000 shares of common      Issuances to various consultants,
                          stock                            employees, attorneys, and others.

October 1, 2000--         18,502,983 shares of common      Issuances to various consultants,
 December 31, 2000        stock                            employees, attorneys, and others.

October 1, 2000--         4,033,333 shares of common      Issuance of common stock in
 December 31, 2000        stock                           settlement of litigation

October 1, 2000--         76,000,000 shares of common      Conversions of debt
 December 31, 2000        stock

January 1, 2001--         500,000 shares of common        Issuance of common stock in
 March 31, 2001           stock                           settlement of litigation

April 1, 2001--           80,041,000 shares of common      Conversions of debt
 June 30, 2001            stock

July 1, 2001--            92,627,541 shares of common      Issuances to various consultants,
 September 31, 2001       stock                            employees, attorneys, and others.

July 1, 2001--            9,800,000 shares of common      Issuance of common stock in
 September 31, 2001       stock                           settlement of litigation

October 1, 2001--         6,000,000 shares of common      Issuances to various consultants,
 November 1, 2001         stock                            employees, attorneys, and others.

We believe that we took reasonable steps to ensure that each of the offerees in these transactions were accredited investors under Rule 501 of the Securities
Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements for 2000 and 1999 included in this Annual
Report on Form 10-KSB.

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

To implement our new strategic focus, in April 1998 we acquired three golf-
related products companies, Divot Golf Corporation, Miller Golf, Inc. and
Talisman Tools Incorporated. After defaulting on a newly obtained line of credit with Citizens Bank in February 1999, third parties foreclosed on our Miller Golf assets after Citizens Bank sold the notes to such third parties. In addition, we wrote off the newly acquired Divot Golf and Talisman Tools assets as of December
31, 1998.

As a result of our poor operating performance in the golf industry and perceived opportunities in the e-commerce industry, we ceased our operations as a golf related products and services company and repositioned ourselves as a value added services provider specializing in e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

In the fourth quarter of 2000, financing arrangements for the operation of our travel distribution and e-commerce company failed and we have been unable to continue these operations.

Recent Developments

We are currently in litigation to secure our operating assets that were seized in April 2001. Since February 2000 the company had begun a new product development program in certain segments of the travel industry as a content provider in kids travel, entertainment travel, technology information and financial information products & services for the internet, broadband, third generation wireless and PDA applications. Through 2000, as a content provider and distribution vehicle, along with our Global Distribution System, management considered the company to be in a unique position to deliver its new products and services to market. As significant changes in the dot com market have evolved, beginning in late 2000 through the present, we have been negatively impacted and have had to reestablish our focus to capitalize and deploy our financial products, Brokerage Bar and X-change software, as our primary product focus. We will attempt to spin off Orbittravelkids.com as a separate public entity which will contain certain joint content distribution partners. If we are successful in our attempts to secure certain seized assets we will begin the process of a spin off or sale of Travelfile in the wholly owned subsidiary
Orbittravel.com Inc.

Financing Activity

Since the fourth quarter of 2000 we have not received sufficient financing to continue our operations. Teakwood Ventures, LLC did not fund additional amounts, past November 2000, under the funding agreements executed with them in 2000.

Results of Operations

From November 1, 1999 through November 30, 2000, we derived fee revenues for use of the Travelfile website. Prior to this we generated limited revenues from golf related products. Because of this transition, we believe that period-to-period comparisons may not be meaningful. The period-to-period change in each of our revenue categories is as follows:

Comparison of 2000 to 1999

Revenues. Revenues in 1999 and 2000 consisted primarily of the Internet related revenues generated under Orbit Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.
Revenues increased by $401,371, or 307%, from $130,860 in 1999 to $532,231 in
2000.

Operating Expenses. Operating expenses in 2000 consisted of costs of Internet related revenues of $278,831, $7,637,473 of general and administrative expenses, which includes approximately $2.3 million of stock based compensation expenses incurred by us and $20,867 of depreciation and amortization expense. Operating expenses in 1999 consisted of costs of Internet related revenues of $487,812,
$5,951,452 of general and administrative costs, which included approximately
$5.1 million of stock based compensation expense and $5,986 of depreciation and amortization expense. Operating expenses increased by $1,491,921, or 23%, from
$6,445,250 in 1999 to $7,937,171 in 2000. This increase was due to the fact that we did not begin Internet operations until November 1999.

Other Expenses. Other expenses in 2000 consisted of $1,657,580 related to the settlement of litigation, $279,898 of other expenses and $913,355 related to other costs incurred on the disposal of certain assets, which we are pursuing recovery of litigation. In addition, interest expense totalled $477,821. Other expenses in 1999 consisted of $982,917 related to the settlement of litigation and $230,211 related to other costs incurred in closing the corporate offices in
Tampa, FL. In addition, interest expense totalled $167,824.

Other expenses increased by $1,692,410, or 123%, from $1,380,392 in 1999 to
$3,072,802 in 2000. This increase is primarily due to litigation and interest expenses related to the settlement of debts.

Net Loss. Net loss increased by $2,782,960, or 36%, from $7,694,782 in 1999 to
$10,477,742 in 2000.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 800.0 million shares of common stock and 1.0 million shares of preferred stock. As of November 1, 2001, we had approximately 556.9 million shares of our common stock outstanding. In addition, we have agreed or intend to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that OrbitTravel.com
Inc., our wholly owned subsidiary, has issued since its inception on October 6,
1999.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of November
1, 2001, we have no principal source of cash or liquidity.

ITEM 7. FINANCIAL STATEMENTS

See page F-1 of the financial reported included in this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

On August 8, 2000, our Board of Directors approved the engagement of Holtz
Rubenstein & Co., LLP, based in New York, as our independent accountant. They will replace Ernst & Young LLP who resigned on June 21, 2000. Through August 8,
2000, we nor anyone on our behalf consulted Holtz Rubenstein & Co., LLP regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by Holtz Rubenstein & Co., LLP on our financial statements.

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
 Gordon D. Ewart................  58 Director
 Byron K. Belser................  35 Director

Joseph R. Cellura has served as our Chairman of the Board of Directors and Chief
Executive Officer since June 1999. Mr. Cellura previously served as our Chairman of the Board of Directors and Chief Executive Officer from September 3, 1997 until February 1999. During the interim period between serving as our Chairman of the Board of Directors and Chief Executive Officer, Mr. Cellura independently sought different business opportunities for us. Mr. Cellura originally joined us as a result of our acquisition of Divot Corporation and Divot Development
Corporation. Mr. Cellura had served as an executive officer, and owned a majority interest of the common stock, of Divot Corporation since 1989 and of
Divot Development Corporation since 1994. Prior to his coming to work with the company, Mr. Cellura had been involved in varied and progressively more responsible positions throughout his career with extensive travel experience throughout the USA, Europe and Asia. Mr. Cellura is recognized for his vision, creativity, marketing, and management leadership, in addition to several challenging turn around strategies which have provided experience and knowledge in legal stratagem and capital markets. During the period 1976-1992, Mr. Cellura had a successful career in investment banking and the financial industry with
Shearson & Kidder Peabody & Co. Mr. Cellura attended the University of New York.

Gordon D. Ewart, has served as a director since November, 2000. He also served as our director from November, 1991 until he resigned as Chairman of the Board in May 1997. Since 1987, and prior to joining us, Mr. Ewart was co-founder of three merchant banks based in Toronto, Canada and Bermuda: Resources Capital
International Ltd., Paramount Funding Corp. and Grafco Ltd., which firms were utilized as investment vehicles to finance Canadian industrial and natural resource companies. Mr. Ewart is also a director of Global (GMPC) Holdings, Inc.
(formerly New Total Group, Inc.), a Canadian public company.

Byron K. Belser, has served as a director since November, 2000. He also served as our Director of Investor Relations and company Secretary since June 2000.
Prior to joining us, Mr. Belser served as a senior policy analyst for the
Clinton Administration in Washington, DC where he helped develop a national lending program he held this post from 1994 to 1997. Mr. Belser has worked extensively in the public sector in both the Executive and Legislative branches of the US government. He started his career in 1990 as a legislative analyst for
US House of Representatives where he followed the House Ways & Means and the
House Banking Committee. In 1990 he was selected as Congressional Black Caucus
Fellow. As a Fellow, he pursued and accomplished and M.A. Economics concentrating on Finance. Prior to joining the government (1988-1990), Mr.
Belser worked with the Export-Import Bank of the US as a financial analyst concentrating on the South American region and its development. In 1997, Mr.
Belser moved to New York to manage a portfolio worth 40 million dollars for US
Government consisting primarily of long-term debt positions. Mr. Belser holds a
B.A. in Economics from Howard University and a M.A. in Economics from the
American University, both in Washington, DC.

Each of our directors and executive officers are required to file with the SEC, by a specified date, reports regarding his transactions involving our common stock. To our knowledge, based solely on information furnished to us, none of our directors and executive officers filed any such reports during 2000. We are not aware of any transactions involving our common stock by any of our directors or executive officers.

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
Cellura as more fully described below.

The following table sets forth information with respect to compensation paid to each of the persons who served as our Chief Executive Officer during 1999 and
2000. No other executive officer received compensation in excess of $100,000 during 2000 or 1999.

                           Summary Compensation Table

                                                       Securities
                                        Annual         Underlying
                                     Compensation        Options     All Other
  Name and Principal Position    Year  Salary   Bonus     (#)     Compensation

Joseph R. Cellura............... 2000 $250,000 $    --       --     $  --
 Chief Executive Officer         1999 $ 53,798 $    --       --     $155,362
                                 1998  187,500      --  333,333      199,000

Mr. Cellura served on our Board of Directors as our Chairman and Chief Executive
Officer from September 3, 1997 until he resigned on February 16, 1999. On
February 17, 1999, the remaining members of the Board elected Jeremiah M. Daly, another Board member and our then President, to serve as Chairman and Chief
Executive Officer. Mr. Daly resigned from all of those positions, including as a member of our Board, effective April 28, 1999, at which time our Board appointed
Kenneth Craig to serve as President and Chief Executive Officer. Mr. Craig was
appointed Chairman on May 6, 1999. He was succeeded as Chairman and Chief
Executive Officer by Mr. Cellura on June 24, 1999. Mr. Craig's service to us was terminated under a separation agreement, dated September 1, 1999, which settled his claims that we wrongfully dismissed him from his elected offices. See "Legal
Proceedings."

All stock options that we have granted since our inception have been forfeited.
At the end of 1999, there were no unexercised options or stock appreciation rights held by our executives which were outstanding.

Employment Contracts

We have entered into employment agreements with our executive management, including a seven-year employment agreement with Mr. Cellura that was effective as of June 24, 1999. Under our agreement with Mr. Cellura, we have agreed to pay him an annual base salary of at least $250,000. We have also agreed to reimburse
Mr.Cellura approximately $9,000 per month to enable Mr. Cellura to maintain an office and residence in New York City. In addition to these amounts, we have agreed to pay Mr. Cellura an annual performance/incentive bonus on the following terms:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We set forth below information regarding the beneficial ownership of our common stock as of November 1, 2001 by each director, each executive officer, all executive officers and directors as a group and each person known to us to beneficially own more than 5% percent of our common stock.

                                                          Number of
                                                            Shares     Percent
                                                         Beneficially   of All
Name of Beneficial Owner                                    Owned     Shares (1)

Joseph R. Cellura.......................................  121,900,874   21.9%
Gordon D. Ewart (2).....................................   81,000,000   14.5
Byron Belser(3).........................................    5,450,000    1.0
Cambridge Management Systems, Ltd(4)....................   44,714,050    8.0
Ina Indrawati(4)........................................   42,000,000    7.5
Europe Corporation(4)...................................   38,498,210    6.9
Lulijanti Sudarto(4)....................................   33,000,000    5.9
Global Systems Consulting, Ltd(4).......................   26,493,755    4.8
AsiaGateway.com(4)......................................      200,000     *
All executive officers and directors
 as a group (3 persons).................................  208,350,874   37.4

(1) Assumes 556,852,418 shares outstanding.
(2) Includes shares held by various affiliates
(3) Includes shares held by various affiliates
(4) Includes shares issued as a part of the Teakwood financing.
* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 7, 1998, we loaned Mr. Cellura $65,388. This loan was originally evidenced by an unsecured promissory note which bears interest at the rate of
6%. The terms of the loan require that it be repaid on or before June 30, 1998.
Mr. Cellura did not participate in the Board's decision, to approve this loan.
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

Dollinger currently serves as outside Counsel to us on certain matters and is a prior executive officer and director. As of November 1, 2001, we owe $30,000 under the $225,000 note payable and are in default on this balance due plus interest. We cannot assure you that the plaintiffs will not seek court action to collect the amounts due and we would incur substantial expenses if we must defend any additional actions in connection with these lawsuits.

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
Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of
$250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of November 1, 2001, we have repaid approximately $165,000 due under the $250,000 note payable. This note payable currently matured on April
30, 2000 and is in default. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

Clifford F. Bagnall, one of our former directors and our current chief financial officer, had threatened to file a lawsuit against us alleging that we owe Mr.
Bagnall amounts due under his employment contract in force while he was an executive officer. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. As of November 1, 2001, we have repaid $57,500 under the $100,000 note payable. This note payable currently matured on May 15, 2000 and was extended until August 2000. The note is currently in default plus interest. We cannot assure you that we will have sufficient funds available to repay the remaining note payable or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

Kenneth Craig, one of our former directors and executive officers, has threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. As of November 1, 2001, we have not repaid any amounts due under the $75,000 note payable. This note payable currently matured on June 30, 2000 and is in default. We cannot assure you that we will have sufficient funds available to repay the note payable or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

On January 27, 2000, Spartan Capital Management, LLC, a limited liability company controlled by David Noosinow, a prior director and executive officer, entered into an asset purchase agreement with Mark Savoretti pursuant to which
Spartan Capital agreed to acquire the intellectual property assets related to the Travelfile website previously owned by Orbit Network for $600,000 in cash and the issuance of 3.0 million shares of our common stock. Mr. Savoretti, a creditor of Orbit Network, acquired these assets from Orbit Network through a judicial foreclosure proceeding on January 13, 2000 after Orbit Network failed to pay approximately $770,000 owed to Mr. Savoretti. Immediately upon execution of this asset purchase agreement, Spartan Capital Management, LLC assigned all of its rights and obligations under the agreement to us for $10. One of the obligations assigned is an obligation to enter into consulting agreements with
Mr. Savoretti and another person, under which we would pay a total of $450,000 over three years. We thereafter acquired the intellectual property assets related to the Travelfile website directly from Mr. Savoretti in exchange for
$60,000 in cash, a note payable in the amount of $540,000 and 3.0 million shares of common stock.

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
  2.4(10)Sale and Assignment Agreement dated as of January 27, 2000 by and among Mark Savoretti and Spartan Capital Management, LLC

  2.5(10) Assignment Agreement dated as of January 27, 2000 by and among us and
          Spartan Capital Management, LLC
  2.6(10) Right to Use Agreement dated as of November 1, 1999 by and among us and Orbit Network, Inc.
  2.7(10) Letter of Intent dated as of February 9, 2000 by and among us and
          AnimInet, Inc.
  2.8(10) Stock Acquisition Agreement dated as of January 31, 2000 by and among us and Wilhelmina Artist Management LLC
  3.1(4)  Our Certificate of Incorporation
  3.2(4)  Our Bylaws
  3.3(5)  Amendment to our Certificate of Incorporation filed July 18, 1994
  4.1(6)  Certificate of Designations, Preferences and Rights of our 1997
          Convertible Preferred Stock dated December 29, 1997
  4.2(6)  Certificate of Designations, Preferences and Rights of 10,500 shares of our 1997 Convertible Preferred Stock dated January 13, 1998
  4.3(10) Form of Exchange Letter between us and the holders of our 1997
          Convertible Preferred Stock
  4.4(10) Funding Commitment Letter and Subscription Agreement as of February
          15, 2000 by and between us and Teakwood Ventures, LLC
 10.1(7)  Form of Warrant issued to the Summit Stockholders dated June 30, 1995
 10.2(7)  Form of Warrant and Registration Rights Agreement issued to financial advisor dated June 30, 1995
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
 10.35(11)Settlement Agreement between Divot Golf Corporation and Joseph
          Salvani, dated March 1, 2000 *
 10.36(11)Settlement Agreement between Divot Golf Corporation and Joseph Cellura
          Trust, dated March 1, 2000 *
 10.37(11)Addendum to Funding Commitment Letter and Subscription Agreement
          between Teakwood Ventures, LLC  and orbitTRAVEL.com Corporation *
 10.38(12)Restated and Amended Funding Agreement and Secured Revolving Credit Agreement
          between  Teakwood Ventures, LLC  and OrbitTRAVEL.com Corporation

  21(10)  Our subsidiaries

(1) Incorporated by reference from our Current Report on Form 8-K dated April
    20, 1998.
(2) Incorporated by reference from our Current Report on Form 8-K dated April
    15, 1998.
(3) Incorporated by reference from our Current Report on Form 8-K dated April 8,1998.
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
(10)Incorporated by reference from our Annual Report on Form 10-KSB for 1999.
(11)Incorporated by reference from our Quarterly Report on Form 10-QSB for March 31, 2000.
(12)Incorporated by reference from our Quarterly Report on Form 10-QSB for September 30, 2000.

(b) Reports on Form 8-K

    NONE

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2002.

                                          DIVOT GOLF CORPORATION

                                          By: /s/ Joseph R. Cellura
                                                  Joseph R. Cellura
                                                  Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                  Title                      Date

     /s/ Joseph R. Cellura      Chairman of the Board of            February 25, 2002
         Joseph R. Cellura      Directors and Chief Executive
                                Officer

     /s/ Gordon D. Ewart        Director                          February 25, 2002
        Gordon D. Ewart

     /s/ Byron Belser           Director                          February 25, 2002
        Byron Belser

                           Orbittravel.com Corporation

                                      INDEX
            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

Independent Auditors Report                                            F-1

Consolidated Balance Sheet as of December 31, 2000                     F-2

Consolidated Statements of Operations for the years ended
         December 31, 2000 and 1999                                    F-3

Consolidated Statement of Shareholders' Deficit                        F-4

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000 and 1999                                    F-5

Notes to Consolidated Financial Statements                             F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Orbittravel.com Corporation

We have audited the accompanying consolidated balance sheet of Orbittravel.com
Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the
Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbittravel.com
Corporation and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in Note 1, the Corporation has incurred recurring operating losses, has pending litigation, has a shareholders' deficit of approximately $9 million, and has a working capital deficiency. These conditions raise substantial doubt about the
Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

HOLTZ RUBENSTEIN & CO.,  LLP
Melville,  New York
February 20, 2002

                                       F-1
                                       29

                           ORBITTRAVEL.COM CORPORATION

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 2000

                      ASSETS
Current assets:
  Cash............................................. $      4,090
  Accounts receivable from related parties.........       49,260
  Prepaid expenses and other current assets........        5,000
    Total current assets...........................       58,350
Furniture and equipment at cost:
  Furniture and equipment..........................      120,133
  Less accumulated depreciation ...................      (54,174)
                                                          65,959
    Total assets................................... $    124,309
                                                    ============
       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................. $  1,136,211
  Accrued expenses.................................      895,326
  Accrued compensation and payroll.................      150,000

  Notes payable....................................    5,421,111
  Notes payable to related parties.................    1,022,500
    Total current liabilities......................    8,625,148
Commitments and Contingencies (Note 10)
Shareholders' deficit:
  Convertible Preferred Stock, $.001 par value;
   1,000,000 shares authorized; 281,250 shares
   issued (aggregate
   liquidation preference of $0)  .................          281
  Common Stock, $.001 par value; 800,000,000 shares
   authorized; 367,883,877 issued and outstanding..      367,883
  Additional paid-in capital.......................   57,224,222
  Accumulated deficit..............................  (65,882,288)
  Convertible Preferred Stock held in treasury,
   281,250 shares, at cost ........................     (210,937)
    Total shareholders' deficit....................   (8,500,839)
    Total liabilities and shareholders' deficit.... $    124,309
                                                    ============

See notes to consolidated financial statements

                                       F-2
                                       30

                           ORBITTRAVEL.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                        2000          1999

Operating revenues:
  Internet related revenues.........................  $  532,231   $   130,860
    Total operating revenues........................     532,231       130,860
Operating expenses:
  Cost of internet related revenues.................     278,831       487,812
  General and administrative expenses...............   7,637,473     5,951,452
  Depreciation and amortization expense.............      20,867         5,986
    Total operating expenses........................   7,937,171     6,445,250
                                                      (7,404,940)   (6,314,390)
Other income (expense):
  Interest expense -- contractual...................    (477,821)     (167,824)
  Loss on disposal of assets......................      (913,355)      (40,378)
  Interest and other income.........................     255,852           560
  Litigation settlement expense.....................  (1,657,580)     (982,917)
  Other expense.....................................    (279,898)     (189,833)
                                                      (3,072,802)   (1,380,392)

  Net loss..........................................$(10,477,742) $ (7,694,782)

Basic and diluted loss per common share.............$     (0.06)  $      (1.03)
                                                     ===========  ============
Weighted average number of common shares
 outstanding........................................ 183,172,600     8,469,500
                                                     ===========  ============

See notes to consolidated financial statements

                                       F-3
                                       31

                           ORBITTRAVEL.COM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                           Convertible
                                           Convertible       Additional                     Preferred
                          Common Stock    Preferred Stock      Paid-in    Accumulated     Treasury Stock
                         Shares   Amount   Shares    Amount    Capital      Deficit      Shares    Amount       Total
Balance at January
 1, 1999.............  4,410,041 $ 4,410   287,025   $  287 $41,722,902   $(46,709,764) (281,250) $(210,937) $ (5,193,102)
Net loss..............        --      --        --       --          --     (7,694,782)      --         --     (7,694,782)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock......  1,293,601   1,294      (190)     --       (1,294)          --        --         --            --
Accrued Preferred
 Stock dividends in
 arrears..............        --      --        --       --                 (1,000,000)      --         --     (1,000,000)
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,050,000   8,050       --       --      801,950           --        --         --        810,000

Balance at December
 31, 1999............. 13,753,642 $13,754   286,835   $  287 $42,523,558  $(55,404,546) (281,250) $(210,937) $(13,077,884)
Net loss                      --      --        --       --          --    (10,477,742)   --        --    (10,477,742)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock...... 41,219,432  41,219   (5,585)      (6)   1,688,787          --        --        --        1,730,000
Issuance of Common
 Stock in connection
 with conversion of
 debt................. 37,966,666  37,967       --       --    6,170,843         --         --        --        6,208,810
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,340,000   8,340       --       --    1,274,077        --           --        --       1,282,417
Issuance of Common
 Stock for cash....... 58,944,595  58,945       --       --    1,441,055         --         --        --        1,500,000
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  4,452,765   4,452       --       --      221,593       --           --        --          226,045
Issuance of Common
 Stock in connection
 with consulting
 services and intan-
 gible assets acquired 35,009,041  35,009       --       --    1,407,513       --           --        --        1,442,522
Issuance of Common
 Stock for cash....... 50,761,420  50,761       --       --      949,239       --           --        --        1,000,000
Issuance of Common
 Stock in connection
 with employees and
 consulting services   18,900,000  18,900       --       --      557,266       --           --        --          576,166
Issuance of Common
 Stock in connection
 with conversion of
 debt.................  1,000,000   1,000       --       --       10,050       --           --        --           11,050
Issuance of Common
 Stock in connection
 with employees and
 consulting services   18,502,983  18,503       --       --      185,955       --           --        --          204,458
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  4,033,333   4,033       --       --       40,536       --           --        --           44,569
Issuance of Common
 Stock in connection
 with private
 Placement............ 75,000,000  75,000       --       --      753,750       --           --        --          828,750

Balance at December
 31, 2000             367,883,877 $367,883  281,250   $  281 $57,224,222 $(65,882,288) (281,250) $(210,937)   $(8,500,839)
                      =========== ======== =========   ====== ===========  ============  ========  =========  ============

See notes to consolidated financial statements

                                       F-4
                                       32

                           ORBITTRAVEL.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                        2000         1999

Operating Activities
Net loss........................................... $(10,477,742) $ (7,694,782)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Loss on disposal of assets.......................     913,355        40,378
  Issuance of shares for compensation .............   4,941,095       810,000
  Depreciation and amortization....................      20,867         5,986
  Trade accounts receivable........................      82,608       (82,608)
  Accounts receivable from related parties.........      65,072        41,030
  Prepaid expenses and other assets................     283,442      (424,867)
  Accounts payable.................................     (74,403)      296,398
  Accrued expenses and other liabilities...........      92,755       110,539
  Accrued compensation.............................     150,000     5,139,414
  Amounts due to related parties...................     (60,500)       26,500
Net cash used in operating activities..............  (4,063,451)   (1,732,012)

Investing Activities
Payments for intangible assets.....................    (247,500)            -
Purchases of property and equipment................    (106,284)      (20,864)
Net cash used in investing activities..............    (353,784)      (20,864)

Net cash provided by financing activities
Proceeds from borrowings, net......................   1,746,833     1,926,800
Proceeds from issuance of stock....................   2,500,000             -
Net cash provided by financing activities..........   4,246,833     1,926,800

(Decrease) increase in cash........................    (170,402)      173,924
Cash at beginning of year..........................     174,492           568
Cash at end of year................................ $     4,090      $174,492

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest........... $       --   $          -
                                                    ===========  ============

See notes to consolidated financial statements

                                       F-5
                                       33

                           ORBITTRAVEL.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Orbittraverl.com Corporation ("the Company") is engaged in the development, licensing and marketing of golf-related businesses. Additionally, the Company plans to reposition itself by providing specialized e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

As of December 31, 2000, the Company has net working capital deficiency of
$8,566,798 and a shareholders' deficit of $8,500,839. The Company has had recurring net losses, pending litigation and is not generating revenues from its operations to fund its activities since its assets were seized by its landlord and other creditors to the Company and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary should the
Company be unable to continue as a going concern. The Company is actively working to secure the assets which were seized and to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligations, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company and its ability to survive.

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

                                       F-6
                                       34

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Stock Based Compensation

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $25,000 and $4,000 in advertising costs during the years ended
December 31, 2000 and 1999, respectively.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

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

                                       F-7
                                       35

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Long Lived Assets

Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of the asset in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Fair Value of Debt

The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31,
2000. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

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

2. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2000 the following significant non-cash investing and financing activities occurred:

Debt of $540,000 was issued in consideration for other assets which includes certain intellectual property assets related to the Travelfile website. An additional $369,755 of debt was issued in order to pay off various other accrued liabilities.

All outstanding preferred shares, including $1,730,000 in accrued dividends, were converted to 41,219,432 shares of common stock.

The Company issued 76,000,000 shares of common stock in satisfaction of approximately $350,000 in debt. As a result approximately $473,750 of interest expense was recorded for the excess of the fair market value of the shares on the date of issuance versus the amount of debt previously received.

                                       F-8
                                       36

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. NOTES PAYABLE

Notes payable consists of the following at December 31, 2000:

Unsecured convertible 7% and 9% debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock........ $3,160,907
Unsecured 7% notes payable due January 1999, principal
 and interest payable at maturity.......................  1,527,500
Other notes payable.....................................    732,704
                                                         $5,421,111
                                                         ==========

Notes payable to related parties consists of the following at December 31, 2000:

Unsecured 6% notes, with principal and interest payable on
 demand.....................................................$  410,000
Unsecured 12% note to former employees due March 2000, with
 principal and interest payable at maturity.................   192,500
Secured 12% note payable due June 30, 2001, principal
  and interest payable at maturity..........................   400,000
Other notes payable.........................................    20,000
                                                            $1,022,500
                                                            ==========
Convertible Debentures

From October 1999 through December 2000, the Company issued $3,160,907 of 7% and
9% convertible debentures maturing at various dates through June 2000.
Immediately upon the closing of a merger transaction between OrbitTravel.com,
Inc., a wholly owned subsidiary, and the Company, the debenture holders shall automatically convert all principal and interest into common stock of the
Company at a fixed conversion price of $.50 per common share. In the event the merger has not occurred by the maturity date, all principal and unpaid interest shall be payable on demand. If, by the maturity date, the conversion has not taken place or the principal and interest have not been repaid, the interest rate attributable to the principal sum shall continue to accrue thereafter at a rate of 12% per annum. Certain debenture agreements contain covenants which require the Company to perform a reverse split of not less than fifteen shares of the Company's common stock for one share of common stock. Certain debenture agreements also contain additional terms including registration rights and default provisions. The Company had a verbal agreement to exchange these convertible notes for approximately 70.3 million shares of common stock. As of
December 31, 2000, this exchange was not completed.

Notes Payable

During July and August 1998, the Company issued $1,527,500 of unsecured 7% notes maturing in January 1999. The Company is in default on these notes as of
December 31, 2000. The Company intends to exchange these notes for approximately
10.2 million shares of common stock. As of December 31, 2000, this exchange was not completed.

4. LEASES

During 2000, the Company rented office space under operating leases which are currently in default. Total rent expense for the Company was approximately
$180,000 and $32,000 for the years ended December 31, 2000 and 1999, respectively.

                                       F-9
                                       37

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. RELATED PARTY TRANSACTIONS

The Company funded expenses on behalf of certain entities affiliated through common ownership. Accounts receivable from related parties were approximately
$49,000 at December 31, 2000.

In January 2000, the Company executed three settlement agreements relating to
1999 and 1998 employment contracts with two former employee and an executive currently employed by the Company. The Company agreed to pay $425,000 during
2000 and issued 36,133,333 shares of common stock that the Company to issued in the first quarter of 2000. The Company recorded an additional $4.7 million of compensation expense in the Statement of Operations for the year ended December
31, 1999 and has accrued $5.1 million in accrued compensation at December 31,
1999 for these settlement agreements.

6. INCOME TAXES

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the
Company's deferred tax assets at December 31, 2000 are as follows:

Deferred tax assets:
  Net operating loss carryforwards................... $15,719,000
  Loss on forfeiture.................................      80,000
  Legal contingency..................................     530,000

Total deferred tax assets............................  16,329,000
                                                      ===========
Valuation allowance for deferred tax assets.......... (16,329,000)
                                                      ===========
Net deferred tax assets.............................. $       --
                                                      ===========

At December 31, 2000, the Company has a net operating loss carryforward of approximately $40 million which will begin to expire in the year 2007. Given the changes in the business and ownership, management believes it is highly unlikely that the net operating loss will be available to offset future income. The tax benefits of these items are reflected in the above table of deferred tax assets and liabilities. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

                                      F-10
                                       38

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                        2000         1999

Income tax benefit at U.S. statutory rate........... $(3,452,000) $(1,730,000)
State tax benefit, net..............................    (417,000)    (250,000)
Excess compensation.................................         --       953,000
Change in valuation allowance.......................   3,869,000    1,023,100
Tax expense......................................... $       --   $       --
                                                     ===========  ===========

7. SHAREHOLDERS' DEFICIT

Effective in 2000, the Company increased the number of common shares authorized from 200 million to 800 million.

As of December 31, 2000, warrants to purchase 1,683,818 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from
$2.81 to $15.00 per share; 56,667 warrants expire January 28, 2001 (exercise price equals $3.00 per share); 181,818 warrants expire April 2, 2002 (exercise price equals $6.00 per share); and 223,333 warrants expire January 28, 2003
(exercise prices range from $2.81 to $3.00 per share); 1,222,000 warrants expire from July 14, 2001 through July 30, 2001 (exercise price equals $15.00 per share).

Subsequent to March 22, 1999, the Company's common stock was de-listed from the
Nasdaq SmallCap Market as a result of the Company's failure to meet various listing requirements.

Loss per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings per Share:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                         2000         1999

   Numerator:
     Net loss...................................... $(10,477,742) $ (7,694,782)
     Accrued preferred stock dividends in arrears..          --     (1,000,000)

     Numerator for basic and dilutive earnings per
      share--income available to common
      stockholders................................. $(10,477,742) $ (8,694,782)
   Denominator:
     Denominator for basic and diluted earnings per
      share--weighted-average shares...............  183,172,600     8,469,500

     Basic and diluted loss per share..............  $     (0.06) $      (1.03)
                                                     ===========  ============

                                      F-11
                                       39

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, warrants, and stock options are as follows at:

                                                       December 31, December 31,
                                                          2000         1999

For conversion of convertible preferred stock........         --    48,136,178
For conversion of convertible debentures.............  80,500,000    4,290,000
Outstanding warrants.................................   1,683,818    4,002,332
Possible future issuance under stock option plan.....   1,600,000    1,600,000

  Total shares potentially convertible...............  83,783,818   58,028,510
                                                       ==========   ==========

As of December 31, 2000, the Company had 432,116,123 common shares available for issuance.

8. STOCK OPTIONS

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

                                                          Options Outstanding

                                                                       Weighted
                                                Shares                  Average
                                              Available     Number     Exercise
                                              For Grant   Of Shares      Price

Balances at December 31, 1998................    781,500      818,500     $2.81

  Options granted............................        --           --        --
  Options forfeited..........................    818,500     (818,500)    $2.81
  Options exercised..........................        --           --        --

Balances at December 31, 1999................  1,600,000          --      $ --

  Options granted............................        --           --        --
  Options forfeited..........................        --           --        --
  Options exercised..........................        --           --        --

Balances at December 31, 2000................  1,600,000          --      $ --
                                              ==========  ===========   =======

                                      F-12
                                       40

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The weighted average fair values of options granted during 1998 were $1.63. No options were granted during 1999 or 2000. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were as follows:

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
grant, no compensation expense was recognized during 1998. The following table reflects pro forma net loss had the Company elected to adopt the fair value approach of FAS 123:

                                                          2000          1999
Net loss:
  As reported........................................$(10,477,742) $ (7,694,782)
  Pro forma.......................................... (10,714,185)   (7,458,336)
Diluted loss per share:
  As reported........................................ $     (0.06) $      (1.03)
  Pro forma..........................................       (0.06)        (1.00)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

9. COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with its executive officer, the terms of which expire at June 24, 2006. Such agreement provides for a minimum annual salary of $250,000, as well as for incentive bonuses which are payable if specified management goals are attained.

In November 2000, the Company was unable to make payment on the note issued to
Mr. Cellura and unable to make payment under the terms of his employment agreement. Mr. Cellura threatened to file a lawsuit against the Company alleging, among other things, that: (1) Mr. Cellura suffered substantial monetary loss in our failure to make payment on his note in a timely fashion;
(2) Mr. Cellura also alleged that the Company breached his employment agreement inasmuch as the Company was unable to pay his salary under the terms of his employment. The Company agreed in 2001 to settle his claims for preferred convertible stock with a dollar value of $2,500,000, which will be accrued for in 2001 and is expected to be issued in 2002.

The Company is involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

                                      F-13
                                       41

10.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2000, the Company recorded certain adjustments, primarily related to the valuation of restricted stock transactions and inducements to equity investors, aggregating $11,482,000. Of this amount, approximately $4,033,000, $7,138,000, and $310,000 is allocable to the first, second, and third quarters, respectively.

                                      F-14
                                       42