Form 10KSB
period 2001-12-31
DIVOT GOLF CORP
filed 2002-02-26
CIK 916184

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 2001.

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
    incorporation or organization)

               One Union Square So., Suite 10J New York, NY 10003
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

         The issuer's revenues for the most recent fiscal year were $0.

As of February 11, 2002, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $857,300, based upon the average bid and asked price of such common stock as of such date. As of February 11,
2002, there were 556,852,418 shares of common stock outstanding and 0 shares of preferred stock outstanding.

                       Documents Incorporated by Reference

                                      None.

          Transitional small business disclosure format Yes [_] No [X]

                           ORBITTRAVEL.COM CORPORATION
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

                                    PART II

 ITEM 5.  Market for the Common Equity and Related Stockholder Matters...    15

 ITEM 6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    17

 ITEM 7.  Financial Statements...........................................    18

 ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    18

                                    PART III

 ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act..............    19

 ITEM 10. Executive Compensation.........................................    20

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
In March 2000, we changed our name to "ORBITTRAVEL.COM CORPORATION. Our stockholders have approved a new name change to "ITT&E CORPORATION." Our
executive offices are located at One Union Square So., Suite 10J, New York, NY
10003, and our telephone number is (212) 353-8468.

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

By February 1999, we were substantially out of cash and unable to take any legal action with respect to the purported default. We therefore negotiated a forbearance agreement whereby Citizens Bank agreed to refrain from foreclosing on Miller's assets if the loan was repaid by May 25, 1999. As part of that forbearance agreement, Miller reaffirmed its grant of a security interest in its assets, and we (the parent company) pledged our stock of Miller to the bank as security for the loan.  At the time we pledged our stock in Miller Golf we had obtained an offer to sell and obtain a replacement line of credit with a major national lending institution upon information and belief that Citizens would work out the transition of our company sale of Miller's assets.

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

Employees

At February 11, 2002, we have one full-time employee. Our employee does not belong to any unions and we believe we have good relations with our employee.

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

We have recently experienced operating and net losses. We lost approximately
$10.5 million in 2000 and approximately $3.3 million in 2001. In the future, we may not be able to generate sufficient revenue from operations to pay all of our operating or other expenses. If we fail to generate sufficient cash from our operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock to meet our cash needs. Even if we can complete such financing transactions, they may not be on terms favorable to us. If we cannot raise sufficient capital to fund operations, we may not be able to continue our business and the value of our securities could decline or even become worthless.
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

As of February 11, 2002, we had approximately 556.9 million shares of our common stock outstanding. In addition, we have agreed to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that
OrbitTravel.com Inc., our wholly owned subsidiary, has issued since its inception on October 6, 1999.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal business office is located at One Union Square So., Suite 10J, New
York, New York 10003. Our phone number is (212) 353-8468. Under an arrangement with a strategic partner we occupy 500 square feet at this location at a fixed cost of
$9,000 per month on a triple net basis.

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
Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2)
the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February
29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On
August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of February 11, 2002. The Company is presently in default on the balance of the Note plus interest due.

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
Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of
$250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of February 11, 2002, we have repaid approximately $165,000 due under the $250,000 note payable, leaving a balance of approximately $85,000.
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
Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of February 11, 2002, we have made payments totaling $57,500 toward the principal of Mr. Bagnall's Note. The Note is currently in default on the balance due plus interest.

Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on
June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of February 11, 2002, we have made no payments toward the principal of Mr. Craig's Note and are in default.

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
Each defendant is named individually and as an officer/ employee of the defendant corporation. The claims include allegations of fraud, misrepresentation, breach of contract, violation of the RICO statutes and other claims. We claim we are entitled to the return of our common stock issued to
Teakwood and related parties for the conversion of debt into common shares as part of the funding agreements with Teakwood and other damages. Total shares issued to Teakwood under the funding agreements were approximately 185,227,000 shares.

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

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

On February 11, 2002, we had approximately 290 stockholders of record of our common stock. We have not declared or paid any dividend on our common stock since our inception. We do not anticipate declaring or paying any dividends on our common stock for the foreseeable future.

Since our common stock was de-listed on March 22, 1999 from Nasdaq SmallCap
Market, our common stock has been traded over-the-counter under the symbol
"OBTV." The following table sets forth the quarterly high and low sales prices per share of our common stock reported on the over-the-counter market:

                                                                   Closing Price
                                                                      Per Share
   Period or Quarter                                                 High    Low

   First Quarter 2000 ...........................................    1.13    .14
   Second Quarter 2000...........................................     .20    .02
   Third Quarter 2000............................................     .075   .02
   Fourth Quarter 2000...........................................     .035   .008
   First Quarter 2001 ...........................................     .015   .003
   Second Quarter 2001...........................................     .009   .001
   Third Quarter 2001............................................     .009   .001
   Fourth Quarter 2001...........................................     .004   .001

On February 11, 2002, the last reported sales price of our common stock on the over-the-counter market was $.002 per share.

On February 11, 2002, we had 0 shares of convertible preferred stock outstanding. This convertible preferred stock has a liquidation value of $1,000 per share. The holders of the convertible preferred stock are entitled to 18%
cumulative dividends payable quarterly. Since the convertible preferred stock carries rights to cumulative 18% dividends, dividends that are not paid accrue.
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

Sales of Unregistered Securities

The following sets forth all of our sales of unregistered securities during
2000, 2001 and during January 1, 2002 through February 11, 2002:

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements for 2001 and 2000 included in this Annual
Report on Form 10-KSB.

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

Results of Operations

From November 1, 1999 through November 30, 2000, we derived fee revenues for use of the Travelfile website. Because of this, we believe that period-to-period comparisons may not be meaningful. The period-to-period changes are as follows:

Comparison of 2001 to 2000

Revenues. We generated no revenues in 2001. Revenues of $532,231 in 2000 consisted primarily of the Internet related revenues generated under Orbit
Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.

Operating Expenses. Operating expenses in 2001 consisted of $620,962 of general and administrative expenses, which includes $20,658 of depreciation and amortization expense. Operating expenses in 2000 consisted of costs of Internet related revenues of $278,831, $7,637,473 of general and administrative expenses, which includes approximately $2.3 million of stock based compensation expenses incurred by us and $20,867 of depreciation and amortization expense. Operating expenses decreased by $7,316,209, or 92%, from $7,937,171 in 2000 to $620,962 in
2001. This decrease was due to the fact that our Internet operations ceased in
November 2000.

Other Expenses. Other expenses in 2001 consisted of $2,500,000 related to the settlement of litigation and interest expense of $177,552. Other expenses in
2000 consisted of $1,657,580 related to the settlement of litigation, $279,898 of other expenses and $913,355 related to other costs incurred on the disposal of certain assets, which we are pursuing recovery of litigation. In addition, interest expense totalled $477,821. Other expenses decreased by $395,250, or
13%, from $3,072,802 in 2000 to $2,677,552 in 2001. This decrease is primarily due to the settlement litigation and interest expenses related to the settlement of debts in 2000.

Net Loss. Net loss decreased by $7,179,228, or 69%, from $10,477,742 in 2000 to
$3,298,514 in 2001.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 800.0 million shares of common stock and 1.0 million shares of preferred stock. As of February 11, 2002, we had approximately 556.9 million shares of our common stock outstanding. In addition, we have agreed or intend to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that OrbitTravel.com
Inc., our wholly owned subsidiary, has issued since its inception on October 6,
1999.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of February
11, 2002, we have no principal source of cash or liquidity.

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
It is anticipated that directors will continue to serve without compensation
(other than reimbursement of expenses). Other than the employment contracts described below, we had no standard arrangements or policies for compensation of our executives. The Board of Directors will, from time to time, determine the compensation of our senior management in accordance with our prevailing financial condition as the Board shall determine and provide other incentives to promote successful management of our business. There were no bonus, stock option or other incentive plans in effect for any level of management as of the end of
2000 or 2001 except for our 1998 Incentive Stock Option Plan and 1994 Stock
Option Plan and performance bonuses included in the employment agreement of Mr.
Cellura as more fully described below.

The following table sets forth information with respect to compensation paid to each of the persons who served as our Chief Executive Officer during 2000 and
2001. No other executive officer received compensation in excess of $100,000 during 2001 or 2000.

                         Summary Compensation Table

                                                       Securities
                                           Annual      Underlying
                                        Compensation    Options     All Other
 Name and Principal Position     Year  Salary   Bonus     (#)     Compensation

Joseph R. Cellura............... 2001 $250,000 $    --       --     $  --
                                 2000 $250,000 $    --       --     $  --
 Chief Executive Officer         1999 $ 53,798 $    --       --     $155,362

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
At the end of 2001, there were no unexercised options or stock appreciation rights held by our executives which were outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We set forth below information regarding the beneficial ownership of our common stock as of February 11, 2002 by each director, each executive officer, all executive officers and directors as a group and each person known to us to beneficially own more than 5% percent of our common stock.

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

(1) Based on 556,852,418 shares outstanding.
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
Dollinger currently serves as outside Counsel to us on certain matters and is a prior executive officer and director. As of February 11, 2002, we owe $30,000 under the $225,000 note payable and are in default on this balance due plus interest. We cannot assure you that the plaintiffs will not seek court action to collect the amounts due and we would incur substantial expenses if we must defend any additional actions in connection with these lawsuits.

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
Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of
$250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of February 11, 2002, we have repaid approximately $165,000 due under the $250,000 note payable. This note payable currently matured on April
30, 2000 and is in default. We cannot assure you that we will have sufficient funds available to repay the remaining amounts outstanding under the note payable upon maturity or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Cellura will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

Clifford F. Bagnall, one of our former directors and our current chief financial officer, had threatened to file a lawsuit against us alleging that we owe Mr.
Bagnall amounts due under his employment contract in force while he was an executive officer. We and Mr. Bagnall agreed to enter into a settlement agreement, effective as of January 31, 2000, pursuant to which Mr. Bagnall agreed to release us from this claim in exchange for: (1) a note payable in the amount of $100,000; and (2) the issuance of 5.3 million shares of our common stock. As of February 11, 2002, we have repaid $57,500 under the $100,000 note payable. This note payable currently matured on May 15, 2000 and was extended until August 2000. The note is currently in default plus interest. We cannot assure you that we will have sufficient funds available to repay the remaining note payable or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

Kenneth Craig, one of our former directors and executive officers, has threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. As of February 11, 2002, we have not repaid any amounts due under the $75,000 note payable. This note payable currently matured on June 30, 2000 and is in default. We cannot assure you that we will have sufficient funds available to repay the note payable or that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action.

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
                                Officer

    /s/ Gordon D. Ewart         Director                           February 25, 2002
        Gordon D. Ewart

    /s/ Byron Belser            Director                           February 25, 2002
        Byron Belser

                           Orbittravel.com Corporation

                                      INDEX
            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
               AND FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

Independent Auditors Report                                                F-1

Consolidated Balance Sheet as of December 31, 2001                         F-2

Consolidated Statements of Operations for the years ended
         December 31, 2001 and 2000                                        F-3

Consolidated Statement of Shareholders' Deficit                            F-4

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001 and 2000                                        F-5

Notes to Consolidated Financial Statements                                 F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Orbittravel.com Corporation

We have audited the accompanying consolidated balance sheet of Orbittravel.com
Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbittravel.com
Corporation and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in Note 1, the Corporation has incurred recurring operating losses, has pending litigation, has a shareholders' deficit of approximately $11.5 million, and has a working capital deficiency. These conditions raise substantial doubt about the
Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
February 20, 2002

                                       F-1
                                       27

                           ORBITTRAVEL.COM CORPORATION

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                      ASSETS
Current assets-
  Accounts receivable from related parties.........       49,260
Furniture and equipment at cost:
  Furniture and equipment..........................      120,133
  Less accumulated depreciation ...................      (74,833)
                                                          45,300
    Total assets................................... $     94,560
                                                    ============
       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................. $  1,136,211
  Accrued expenses.................................    3,677,254
  Accrued compensation and payroll.................      438,333

  Notes payable....................................    5,430,111
  Notes payable to related parties.................      828,000
    Total current liabilities......................   11,509,909

Commitments and Contingencies (Note 9)

Shareholders' deficit:
  Convertible Preferred Stock, $.001 par value;
   5,000,000 shares authorized; 281 shares
   issued (aggregate liquidation preference of $0)..         281
  Common Stock, $.001 par value; 800,000,000 shares
   authorized; 556,852,418 issued and outstanding..      556,852
  Additional paid-in capital.......................   57,419,257
  Accumulated deficit..............................  (69,180,802)
Convertible Preferred Stock held in treasury,
   281,250 shares..................................     (210,937)
    Total shareholders' deficit....................  (11,415,349)
    Total liabilities and shareholders' deficit.... $     94,560
                                                    ============

See notes to consolidated financial statements

                                       F-2
                                       28

                           ORBITTRAVEL.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                        2001          2000

Operating revenues:
  Internet related revenues.........................  $       --  $    532,231
    Total operating revenues........................          --       532,231
Operating expenses:
  Cost of internet related revenues.................          --       278,831
  General and administrative expenses...............     600,304     7,637,473
  Depreciation and amortization expense.............      20,658        20,867
    Total operating expenses........................     620,962     7,937,171
                                                        (620,962)   (7,404,940)
Other income (expense):
  Interest expense -- contractual...................    (177,552)     (477,821)
  Loss on disposal of assets......................            --      (913,355)
  Interest and other income.........................          --       255,852
  Litigation settlement expense.....................  (2,500,000)   (1,657,580)
  Other expense.....................................          --      (279,898)
                                                      (2,677,552)   (3,072,802)

  Net loss.......................................... $(3,298,514) $(10,477,742)

Basic and diluted loss per common share............. $     (0.01) $      (0.06)
                                                     ===========  ============
Weighted average number of common shares
 outstanding........................................ 457,146,500   183,172,600
                                                     ===========  ============

See notes to consolidated financial statements

                                       F-3
                                       29

                           ORBITTRAVEL.COM CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                           Convertible
                                            Convertible      Additional                     Preferred
                          Common Stock    Preferred Stock     Paid-in    Accumulated      Treasury Stock
                         Shares   Amount   Shares    Amount   Capital      Deficit      Shares    Amount       Total
Balance at January
 1, 2000............. 13,753,642 $13,754   286,835   $  287 $42,523,558  $(55,404,546) (281,250) $(210,937) $(13,077,884)
Net loss                      --      --        --       --          --    (10,477,742)   --        --    (10,477,742)
Issuance of Common
 Stock in connection
 with conversion of
 Preferred Stock...... 41,219,432  41,219   (5,585)      (6)   1,688,787          --        --        --        1,730,000
Issuance of Common
 Stock in connection
 with conversion of
 debt................. 37,966,666  37,967       --       --    6,170,843         --         --        --        6,208,810
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  8,340,000   8,340       --       --    1,274,077        --           --        --       1,282,417
Issuance of Common
 Stock for cash....... 58,944,595  58,945       --       --    1,441,055         --         --        --        1,500,000
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  4,452,765   4,452       --       --      221,593       --           --        --          226,045
Issuance of Common
 Stock in connection
 with consulting
 services and intan-
 gible assets acquired 35,009,041  35,009       --       --    1,407,513       --           --        --        1,442,522
Issuance of Common
 Stock for cash....... 50,761,420  50,761       --       --      949,239       --           --        --        1,000,000
Issuance of Common
 Stock in connection
 with employees and
 consulting services   18,900,000  18,900       --       --      557,266       --           --        --          576,166
Issuance of Common
 Stock in connection
 with conversion of
 debt.................  1,000,000   1,000       --       --       10,050       --           --        --           11,050
Issuance of Common
 Stock in connection
 with employees and
 consulting services   18,502,983  18,503       --       --      185,955       --           --        --          204,458
Issuance of Common
 Stock in connection
 with settlement of
 litigation...........  4,033,333   4,033       --       --       40,536       --           --        --           44,569
Issuance of Common
 Stock in connection
 with private
 Placement............ 75,000,000  75,000       --       --      753,750       --           --        --          828,750

Balance at December
 31, 2000             367,883,877 $367,883  281,250   $  281 $57,224,222 $(65,882,288) (281,250) $(210,937)   $(8,500,839)
Net loss                      --      --        --       --          --    (3,298,514)      --        --       (3,298,514)
Issuance of Common
 Stock in connection
 with conversion of
 debt................. 80,041,000   80,041      --       --      160,082       --           --        --          240,123
Issuance of Common
 Stock in connection
 with services         92,627,541   92,628      --       --       27,788       --           --        --          120,416
Issuance of Common
 Stock in connection
 with settlement of
 litigation........... 16,300,000   16,300      --       --        7,165       --           --        --           23,465

Balance at December
 31, 2001.............556,852,418 $556,852   281,250  $   281 $57,419,257 $(69,180,802)  (281,250) ($210,937) $(11,415,349)
                       ========== ======== =========   ====== ===========  ============  ========  =========  ============

See notes to consolidated financial statements

                                       F-4
                                       30

                           ORBITTRAVEL.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                        2001         2000

Operating Activities
Net loss........................................... $(3,298,514) $(10,477,742)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Loss on disposal of assets.......................          --       913,355
  Issuance of shares for compensation..............     143,881     4,941,095
  Depreciation and amortization....................      20,658        20,867
  Trade accounts receivable........................          --        82,608
  Accounts receivable from related parties.........          --        65,072
  Prepaid expenses and other assets................       5,000       283,442
  Accounts payable.................................          --       (74,403)
  Accrued expenses and other liabilities...........   2,836,552        92,755
  Accrued compensation.............................     288,333       150,000
  Amounts due to related parties...................          --       (60,500)

Net cash used in operating activities..............      (4,090)   (4,063,451)

Investing Activities
Payments for intangible assets.....................          --      (247,500)
Purchases of property and equipment................          --      (106,284)

Net cash used in investing activities..............          --      (353,784)

Net cash provided by financing activities
Proceeds from borrowings, net......................          --     1,746,833
Proceeds form issuance of stock....................          --     2,500,000

Net cash provided by financing activities..........          --     4,246,833

Decrease in cash...................................      (4,090)     (170,402)
Cash at beginning of year..........................       4,090       174,492

Cash at end of year................................ $        --    $    4,090

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest........... $       --   $          -
                                                    ===========  ============

See notes to consolidated financial statements

                                       F-5
                                       31

                           ORBITTRAVEL.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1. BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Orbittravel.com Corporation ("the Company") through its subsidiaries is engaged in the development, licensing and marketing of golf-related businesses.
Additionally, the Company plans to reposition itself by providing specialized
e-commerce applications and providing essential distribution services and on-line marketing solutions to the travel industry worldwide.

As of December 31, 2001, the Company has net working capital deficiency of
$11,460,650 and a shareholders' deficit of $11,415,349. The Company has had recurring net losses, pending litigation and is not generating revenues from its operations to fund its activities since its assets were seized by its landlord and other creditors to the Company and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The
Company is actively working to secure the assets which were seized and to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligations, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company and its ability to survive.

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
                                       32

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $0 and $25,000 in advertising costs during the years ended
December 31, 2001 and 2000, respectively.

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
                                       33

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

Fair Value of Debt

The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31,
2001. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

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

2. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2001 the following significant non-cash
Investing and Financing activities occurred:

The Company issued 80,041,000 shares of common stock in satisfaction of debt of
$210,000 and interest of approximately $30,000.

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
                                       34

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. NOTES PAYABLE

Notes payable consists of the following at December 31, 2001:

Unsecured convertible 7% and 9% debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock...........$3,160,907
Unsecured 7% notes payable due January 1999, principal
 and interest payable at maturity.......................... 1,527,500
Other notes payable........................................   741,704

                                                           $5,430,111
                                                           ==========

Notes payable to related parties consists of the following at December 31, 2001:

Unsecured 6% notes, with principal and interest payable on
 demand..................................................... $200,000
Unsecured 12% note to former employees due March 2000, with
 principal and interest payable at maturity.................  208,000
Secured 12% note payable due June 30, 2001, principal
  and interest payable at maturity..........................  400,000
Other notes payable.........................................   20,000

                                                           $  828,000
                                                           ==========
Convertible Debentures

From October 1999 through December 2000, the Company issued $3,160,907 of 7% and
9% convertible debentures maturing at various dates through June 2000.
Immediately upon the closing of a merger transaction between OrbitTravel.com,
Inc., a wholly owned subsidiary, and the Company, the debenture holders shall automatically convert all principal and interest into common stock of the
Company at a fixed conversion price of $.50 per common share. In the event the merger has not occurred by the maturity date, all principal and unpaid interest shall be payable on demand. If, by the maturity date, the conversion has not taken place or the principal and interest have not been repaid, the interest rate attributable to the principal sum shall continue to accrue thereafter at a rate of 12% per annum. Certain debenture agreements contain covenants which require the Company to perform a reverse split of not less than fifteen shares of the Company's common stock for one share of common stock. Certain debenture agreements also contain additional terms including registration rights and default provisions. The Company had a verbal agreement to exchange these convertible notes for approximately 70.3 million shares of common stock. As of
December 31, 2001, this exchange was not completed.

Notes Payable

During July and August 1998, the Company issued $1,527,500 of unsecured 7% notes maturing in January 1999. The Company is in default on these notes as of
December 31, 2001. The Company intends to exchange these notes for approximately
10.2 million shares of common stock. As of December 31, 2001, this exchange was not completed.

4. LEASES

During 2001, the Company rented office space under a month to month operating leases for $100 per month which was not considered significant and is not included herein. Total rent expense for the Company was approximately $0 and
$180,000 for the years ended December 31, 2001 and 2000, respectively.

                                       F-9
                                       35

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. RELATED PARTY TRANSACTIONS

The Company funded expenses on behalf of certain entities affiliated through common ownership. Accounts receivable from related parties were approximately
$49,260 at December 31, 2001.

In January 2000, the Company executed three settlement agreements relating to
1999 and 1998 employment contracts with two former employee and an executive currently employed by the Company. The Company agreed to pay $425,000 during
2000 and issued 36,133,333 shares of common stock that the Company issued in the first quarter of 2000.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the
Company's deferred tax assets at December 31, 2001 are as follows:

Deferred tax assets:
  Net operating loss carryforwards................... $16,950,000
  Loss on forfeiture.................................      80,000
  Legal contingency..................................     530,000
  Other..............................................         --

Total deferred tax assets............................  17,560,000
                                                      ===========
Valuation allowance for deferred tax assets.......... (17,560,000)
                                                      ===========
Net deferred tax assets..............................         --
                                                      ===========
Net deferred taxes                                    $       --
                                                      ===========

At December 31, 2001, the Company has a net operating loss carryforward of approximately $43 million which will begin to expire in the year 2008. Given the changes in the business and ownership, management believes it is highly unlikely that the net operating loss will be available to offset future income. The tax benefits of these items are reflected in the above table of deferred tax assets and liabilities. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

                                      F-10
                                       36

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                        2001         2000

Income tax benefit at U.S. statutory rate........... $(1,099,000) $(3,452,000)
State tax benefit, net..............................    (132,000)    (417,000)
Change in valuation allowance.......................   1,231,000    3,869,000

Tax expense......................................... $       --   $       --
                                                     ===========  ===========

7. SHAREHOLDERS' DEFICIT

Effective in 2000, the Company increased the number of common shares authorized from 200 million to 800 million.

As of December 31, 2001, warrants to purchase 405,151 shares of the Company's common stock were outstanding. These warrants have exercise prices ranging from
$2.81 to $15.00 per share; 181,818 warrants expire April 2, 2002 (exercise price equals $6.00 per share); and 223,333 warrants expire January 28, 2003 (exercise prices range from $2.81 to $3.00 per share).

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

                                      F-11
                                       37

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Loss per Share

  The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings per Share:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                         2001         2000

   Numerator:
     Net loss...................................... $ (3,298,514) $(10,477,742)

     Numerator for basic and dilutive earnings per
      share--income available to common
      stockholders................................. $ (3,298,514) $(10,477,742)
   Denominator:
     Denominator for basic and diluted earnings per
      share--weighted-average shares...............  457,146,500   183,172,600

     Basic and diluted loss per share..............  $     (0.01) $      (0.06)
                                                     ===========  ============

The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, warrants, and stock options are as follows at:

                                                      December 31, December 31,
                                                          2001        2000

For conversion of convertible accrued expenses.....    13,333,333           --
For conversion of convertible debentures............   80,500,000   80,500,000
Outstanding warrants................................      405,151    1,683,818
Possible future issuance under stock option plan....    1,600,000    1,600,000

  Total shares potentially convertible..............   95,838,484   83,783,818
                                                       ==========   ==========

As of December 31, 2001 the Company had 243,147,852 common shares available for issuance.

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

                                      F-12
                                       38

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                           Options Outstanding

                                                                       Weighted
                                                Shares                  Average
                                              Available     Number     Exercise
                                              For Grant   Of Shares      Price

Balances at December 31, 1999................  1,600,000          --     $  --

  Options granted............................        --           --        --
  Options forfeited..........................        --           --     $  --
  Options exercised..........................        --           --        --

Balances at December 31, 2000................  1,600,000          --     $  --

  Options granted............................        --           --        --
  Options forfeited..........................        --           --        --
  Options exercised..........................        --           --        --

Balances at December 31, 2001................  1,600,000          --      $ --
                                              ==========  ===========   =======

No options were granted during 2000 or 2001. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were as follows:

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
grant, no compensation expense was recognized during 1998. The following table reflects pro forma net loss had the Company elected to adopt the fair value approach of FAS 123:

                                                         2001          2000

Net loss:
  As reported........................................$(3,298,514) $(10,477,742)
  Pro forma.......................................... (3,298,514)  (10,477,742)
Diluted loss per share:
  As reported........................................ $    (0.01) $      (0.06)
  Pro forma..........................................      (0.01)        (0.06)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

                                      F-13
                                       39

                           ORBITTRAVEL.COM CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. COMMITMENTS AND CONTINGENCIES

The Company has an employment with an executive officer, the term of which expire on June 24, 2006. Such agreement provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management goals are attained. Minimum commitments for future salaries, excluding bonuses, by year and in the aggregate consist of the following at December 31, 2001:

2002.................................................................    250,000
2003.................................................................    250,000
2004.................................................................    250,000
2005.................................................................    250,000
2006.................................................................    125,000

                                                                      $1,125,000
                                                                      ==========

The Company is involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

                                      F-14
                                       40