Form 10QSB
period 2001-03-31
DIVOT GOLF CORP
filed 2002-03-13
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and
Exchange Act of 1934 for the quarterly period ended March 31, 2001; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                           COMMISSION FILE NO. 0-24812

                           ORBITTRAVEL.COM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    56-1781650
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                One Union Square South, New York, New York 10003
                    (Address of principal executive offices)

                                 (212) 353-8468
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                    Yes___     No X

On March 11, 2002 there were 556,852,418 shares of the issuer's Common Stock,
$.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIOD ENDED MARCH 31, 2001

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000...............................................  3

         Condensed Consolidated Statements of Operations for the
         three-month periods ended March 31, 2001 and 2000...................  4

         Condensed Consolidated Statements of Cash Flows for the
         three-month periods ended March 31, 2001 and 2000...................  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  8

PART II.  OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                         March 31,        December 31,
                                                                   2001               2000
                                                               (Unaudited)
Current assets:
  Cash                                                        $         -        $     4,090
  Accounts receivable from related parties                         49,260             49,260
  Prepaid expenses and other current assets                             -              5,000
Total current assets                                               49,260             58,350

Furniture and equipment, net                                       60,794             65,959
Total assets                                                  $   110,054        $   124,309
                                                              =============      ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities:
     Accounts payable                                         $ 1,136,211        $ 1,136,211
     Accrued expenses                                             933,589            895,326
     Accrued compensation and payroll                             241,250            150,000
     Notes payable                                              5,421,111          5,421,111
     Notes payable to related parties                           1,022,500          1,022,500
  Total current liabilities                                     8,754,661          8,625,148

  Shareholders' deficit:
     Convertible Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 and 281,250
       shares issued and outstanding as of March 31, 2001
       and December 31, 2000, respectively                            281                281
     Common Stock, $.001 par value;  800,000,000 shares
       authorized; 368,383,877 and  367,883,877 shares
       issued and outstanding as of March 31, 2001 and
       December 31, 2000, respectively                            368,383            367,883
     Additional paid-in capital                                57,226,647         57,224,222
     Accumulated deficit                                      (66,028,981)       (65,882,288)
     Convertible Preferred Stock held in treasury,
       281,250 shares                                            (210,937)          (210,937)
  Total shareholders' deficit                                  (8,644,607)        (8,500,839)
  Total liabilities and shareholders' deficit                 $   110,054       $    124,309
                                                              ============      ==============

  See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months        Three Months
                                                        Ended March 31,      Ended March 31,
                                                             2001                2000

    Operating revenues:                                  $        -          $    189,503

    Operating expenses:
       General and administrative expenses                  103,265             5,769,155
       Depreciation and amortization expense                  5,165                 7,032
            Total operating expenses                        108,430             5,776,187
       Operating loss                                      (108,430)           (5,586,684)

    Other income (expense):
       Interest expense - contractual                       (38,263)              (37,448)
       Litigation settlement expense                              -            (2,103,327)
       Other income                                               -               259,867

    Net loss                                             $ (146,693)         $ (7,467,592)
                                                         ===========         =============
    Basic and diluted net loss per share                 $    (0.00)         $      (0.13)
                                                         ===========         =============
    Weighted average number of common
       shares outstanding                                368,146,000           57,516,691
                                                         ===========         =============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the three      For the three
                                                              months ended       months ended
                                                             March 31, 2001     March 31, 2000
    Cash flows from operating activities:
        Net loss                                               $  (146,693)     $ (7,467,592)
        Adjustment to reconcile net loss to
         net cash used in operating activities:
            Issuance of shares for compensation                      2,925         5,925,649
            Depreciation and amortization                            5,165             7,032
            Decrease in other current assets                         5,000            23,925
            Net change in other working capital items              129,513           (10,663)
    Net cash used in operating activities                           (4,090)       (1,521,649)

    Investing activities:
        Purchase of other assets                                         -           (60,000)
        Purchase of property and equipment, net                          -           (23,267)
    Net cash used in investing activities                                -           (83,267)

    Financing activities:
        Proceeds from borrowings                                         -         1,580,176
    Net cash provided by financing activities                            -         1,580,176

    Decrease in cash                                                (4,090)          (24,740)
    Cash at beginning of period                                      4,090           174,492
    Cash at end of period                                      $         -      $    149,752
                                                               ============     =============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

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

As of March 31, 2001, the Company has a net working capital deficiency of approximately $8.7 million and a shareholders' deficit of approximately $8.65 million. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

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
Except as set forth in Note C below, the interim unaudited financial statements as of March 31, 2001 and 2000 and for the three month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the
Company's audited financial statements as of December 31, 2001 and 2000 contained in its current Annual Report on Form 10-KSB.

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

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

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
(2) Mr. Cellura also alleged that the Company breached his employment agreement inasmuch as the Company was unable to pay his salary under the terms of his employment. The Company agreed in 2001 to settle his claims for preferred convertible stock with a dollar value of $2,500,000, which will be accrued for in the fourth quarter of 2001 and is expected to be issued in 2002.

The Company is involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

NOTE C. Fourth Quarter of 2000 Adjustments

The 2000 expense and loss numbers set forth in the accompanying financial statements do not reflect the adjustments set forth in Note 10 to our 2000 consolidated financial statements attached to our 2000 Form 10-KSB. This note stated that during the fourth quarter of 2000, the Company recorded certain adjustments, primarily related to the valuation of restricted stock transactions and inducements to equity investors, aggregating $11,482,000. Of this amount, approximately $4,033,000, $7,138,000, and $310,000 is allocable to the first, second, and third quarters, respectively.

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three-month periods ended March 31, 2001 and 2000 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and
2000, included in our 2001 Annual Report on Form 10-KSB.

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

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)

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

The 2000 expense and loss numbers set forth in the foregoing do not reflect the adjustments set forth in Note 10 to our 2000 consolidated financial statements attached to our 2000 Form 10-KSB. This note stated that during the fourth quarter of 2000, the Company recorded certain adjustments, primarily related to the valuation of restricted stock transaction and inducements to equity investors, aggregating $11,482,000. Of this amount, approximately $4,033,000,
$7,138,000, and $310,000 is allocable to the first, second, and third quarters, respectively.

Results of Operations

From November 1, 1999 through November 30, 2000, we derived fee revenues for use of the Travelfile website. Because of this, we believe that period-to-period comparisons may not be meaningful. The period-to-period changes are as follows:

Comparison of Three Months Ended March 31, 2001 to 2000

Revenues. We generated no revenues in 2001. Revenues of $189,503 in 2000 consisted primarily of the Internet related revenues generated under Orbit
Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.

Operating Expenses. Operating expenses in 2001 consisted of $103,265 of general and administrative expenses and $5,165 of depreciation and amortization expense.
Operating expenses in 2000 consisted of $5,769,155 of general and administrative expenses and $7,032 of depreciation and amortization expense. Operating expenses decreased by $5,667,757, or 98%, from $5,776,187 in 2000 to $108,430 in 2001.
This decrease was due to the fact that our Internet operations ceased in
November 2000.

Other Expenses. Other expenses in 2001 consisted of interest expense of $38,263.
Other expenses in 2000 consisted of $2,103,327 related to the settlement of litigation, interest expense of $37,448 and other income of $259,867. Other expenses decreased by $1,842,645, or 98%, from $1,880,908 in 2000 to $38,263 in
2001. This decrease is primarily due to the settlement litigation and interest expenses related to the settlement of debts in 2000.

Net Loss. Net loss decreased by $7,320,899, or 98%, from $7,467,592 in 2000 to
$146,693 in 2001.

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)

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

Item 2. Changes in Securities

On March 1, 2001, a majority of our holders of common stock approved an amendment to the company's Certificate of Incorporation, changing our name to
"Orbittravel.com Corporation." The name change was made effective on April 20,
2000. In addition, on April 20, 2000 we changed its stock trading symbol from
"PUTT" to "OBTV" to better reflect our new name and business strategy.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        None.

Item 5.Other Information

       None.

Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits

           NONE

       (b) Reports on Form 8K

           NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITTRAVEL.COM CORPORATION

/s/ Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer
(Principal Financial and Accounting Officer)
Date:  March 11, 2002