Form 10QSB
period 2001-06-30
DIVOT GOLF CORP
filed 2002-03-13
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and
Exchange Act of 1934 for the quarterly period ended June 30, 2001; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

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

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIOD ENDED JUNE 30, 2001

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000...............................................  3

         Condensed Consolidated Statements of Operations for the
         three and six-months ended June 30, 2001 and 2000...................  4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000.............................  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................  8

PART II.  OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS                          June 30,     December 31,
                                                                   2001           2000
                                                               (Unaudited)
Current assets:
  Cash                                                        $         -     $     4,090
  Accounts receivable from related parties                         49,260          49,260
  Prepaid expenses and other current assets                             -           5,000
Total current assets                                               49,260          58,350

Furniture and equipment, net                                       55,629          65,959
Total assets                                                  $   104,889     $   124,309
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities:
     Accounts payable                                         $ 1,136,211     $ 1,136,211
     Accrued expenses                                             941,729         895,326
     Accrued compensation and payroll                             313,333         150,000
     Notes payable                                              5,421,111       5,421,111
     Notes payable to related parties                             812,500       1,022,500
  Total current liabilities                                     8,624,884       8,625,148

  Shareholders' deficit:
     Convertible Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 and 281,250
       shares issued and outstanding as of June 30, 2001
       and December 31, 2000, respectively                            281             281
     Common Stock, $.001 par value;  800,000,000 shares
       authorized; 448,424,877 and  367,883,877 shares issued
       and outstanding as of June 30, 2001 and December 31,
       2000, respectively                                         448,424         367,883
     Additional paid-in capital                                57,386,728      57,224,222
     Accumulated deficit                                      (66,144,491)    (65,882,288)
     Convertible Preferred Stock held in treasury,
       281,250 shares                                            (210,937)       (210,937)
  Total shareholders' deficit                                  (8,519,995)     (8,500,839)
  Total liabilities and shareholders' deficit                 $   104,889     $   124,309
                                                              ============    ============

  See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months        Three Months        Six Months         Six Months
                                                    Ended June 30,      Ended June 30,     Ended June 30,     Ended June 30,
                                                         2001                2000               2001               2000

    Operating revenues:                               $       -         $   192,265           $      -         $  381,768

    Operating expenses:
       General and administrative expenses               72,083           3,810,150            175,348          9,579,305
       Depreciation and amortization expense              5,165               9,403             10,329             16,435
            Total operating expenses                     77,248           3,819,553            185,677          9,595,740
       Operating loss                                   (77,248)         (3,627,288)          (185,677)        (9,213,972)

    Other income (expense):
       Interest expense                                 (38,263)         (6,068,144)           (76,526)        (6,105,592)
       Litigation settlement expense                          -            (332,934)                 -         (2,436,261)
       Loss on investments                                    -            (219,351)                 -           (219,351)
       Other income (expense)                                 -             (87,742)                 -            172,125

    Net loss                                         $ (115,511)      $ (10,335,459)        $ (262,203)      $(17,803,051)
                                                     ===========      ==============        ===========      =============
    Basic and diluted net loss per share             $    (0.00)      $       (0.07)        $    (0.00)      $      (0.21)
                                                     ===========      ==============        ===========      =============
    Weighted average number of common shares
    outstanding                                      408,404,000        138,201,100        408,260,000         86,258,800
                                                     ===========      ==============       ============      =============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended     Six Months Ended
                                                          June 30, 2001        June 30, 2000
Cash flows from operating activities:
    Net loss                                               $    (262,203)    $  (17,803,051)
    Adjustment to reconcile net loss to
     net cash used in operating activities:
        Issuance of shares for compensation                        2,925         14,798,272
        Depreciation and amortization                             10,329             16,435
        Decrease in other current assets                           5,000             36,425
        Net change in other working capital items                239,859            (83,291)
Net cash used in operating activities                             (4,090)        (3,035,212)

Investing activities:
    Purchase of intangible and other assets                            -           (247,500)
    Purchase of property and equipment, net                            -           (101,075)
Net cash used in investing activities                                  -           (348,575)

Financing activities:
    Proceeds from borrowings                                           -          4,060,185
Net cash provided by financing activities                              -          4,060,185

(Decrease) Increase in cash                                       (4,090)           676,398
Cash at beginning of period                                        4,090            174,492
Cash at end of period                                      $           -     $      850,890
                                                           ==============    ===============

Supplemental schedule of non-cash investing and financing activities- During the quarter ended June 30, 2001, the Company issued 80,041,000 shares of common stock in satisfaction of debt of $210,000 and interest of approximately $30,000.

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

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

As of June 30, 2001, the Company has a net working capital deficiency of approximately $8.6 million and a shareholders' deficit of approximately $8.5 million. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form
10-QSB and Rule 10-01 of Regulation S-X of the Securities and Exchange
Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Except as set forth in Note C below, the interim unaudited financial statements as of June 30, 2001 and 2000 and for the three and six month periods then ended, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of normal recurring nature.
Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year ended December 31, 2001.
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

                                        6

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

                                   (Unaudited)

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
                         SIX MONTHS ENDED JUNE 30, 2001

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three and six-month periods ended June 30, 2001 and 2000 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and
2000, included in our 2001 Annual Report on Form 10-KSB.

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
                         SIX MONTHS ENDED JUNE 30, 2001

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

Comparison of Three Months Ended June 30, 2001 to 2000

Revenues. We generated no revenues in 2001. Revenues of $192,265 in 2000 consisted primarily of the Internet related revenues generated under Orbit
Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.

Operating Expenses. Operating expenses in 2001 consisted of $72,083 of general and administrative expenses, and $5,165 of depreciation and amortization expense. Operating expenses in 2000 consisted of $3,810,150 of general and administrative expenses and $10,329 of depreciation and amortization expense.
Operating expenses decreased by $3,742,305 or 98%, from $3,819,553 in 2000 to
$77,248 in 2001. This decrease was due to the fact that our Internet operations ceased in November 2000.

Other Expenses. Other expenses in 2001 consisted of interest expense of $38,263.
Other expenses in 2000 consisted of $332,934 related to the settlement of litigation, interest expense of $6,068,144, losses on investments of $219,351 and other expenses of $87,742. Other expenses decreased by $6,669,908, or 99%, from $6,708,171 in 2000 to $38,263 in 2001. This decrease is primarily due to the settlement litigation and interest expenses related to the settlement of debts in 2000.

Net Loss. Net loss decreased by $10,219,948, or 99%, from $10,335,459 in 2000 to
$115,511 in 2001.

Comparison of Six Months Ended June 30, 2001 to 2000

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                   (Unaudited)

Revenues. We generated no revenues in 2001. Revenues of $381,768 in 2000 consisted primarily of the Internet related revenues generated under Orbit
Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.

Operating Expenses. Operating expenses in 2001 consisted of $175,348 of general and administrative expenses, and $10,329 of depreciation and amortization expense. Operating expenses in 2000 consisted of $9,579,305 of general and administrative expenses and $16,435 of depreciation and amortization expense.
Operating expenses decreased by $9,410,063 or 98%, from $9,595,740 in 2000 to
$185,677 in 2001. This decrease was due to the fact that our Internet operations ceased in November 2000.

Other Expenses. Other expenses in 2001 consisted of interest expense of $76,526.
Other expenses in 2000 consisted of $2,436,261 related to the settlement of litigation, interest expense of $6,105,592, losses on investments of $219,351 and other income of $172,125. Other expenses decreased by $8,512,553, or 99%, from $8,589,079 in 2000 to $76,526 in 2001. This decrease is primarily due to the settlement litigation and interest expenses related to the settlement of debts in 2000.

Net Loss. Net loss decreased by $17,540,848, or 99%, from $17,803,051 in 2000 to
$262,203 in 2001.

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

                                       10

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

                                   (Unaudited)

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