Form 10QSB
period 2001-09-30
DIVOT GOLF CORP
filed 2002-03-13
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and
Exchange Act of 1934 for the quarterly period ended September 30, 2001; or

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

                                    Yes__  No X

On March 11, 2002 there were 556,852,418 shares of the issuer's Common Stock,
$.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                         PERIOD ENDED SEPTEMBER 30, 2001

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000...............................................  3

         Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2001 and 2000...................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000............................. 5

         Notes to Condensed Consolidated Financial Statements................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................ 8

PART II.  OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                        September 30,    December 31,
                                                                    2001             2000
                                                                (Unaudited)
Current assets:
  Cash                                                         $         -      $     4,090
  Accounts receivable from related parties                          49,260           49,260
  Prepaid expenses and other current assets                              -            5,000
Total current assets                                                49,260           58,350

Furniture and equipment, net                                        50,465           65,959
Total assets                                                   $    99,725      $   124,309
                                                               ============     ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities:
     Accounts payable                                          $ 1,136,211      $ 1,136,211
     Accrued expenses                                              979,992          895,326
     Accrued compensation and payroll                              375,833          150,000
     Notes payable                                               5,421,111        5,421,111
     Notes payable to related parties                              812,500        1,022,500
  Total current liabilities                                      8,725,647        8,625,148

  Shareholders' deficit:
     Convertible Preferred Stock, $.001 par value;
       1,000,000 shares authorized; 281,250 and 281,250 shares
       issued and outstanding as of September 30, 2001 and
       December 31, 2000, respectively                                 281              281
     Common Stock, $.001 par value;  800,000,000 shares
       authorized; 556,852,418 and  367,883,877 shares issued
       and outstanding as of September 30, 2001 and December
       31, 2000, respectively                                      556,852          367,883
     Additional paid-in capital                                 57,419,257       57,224,222
     Accumulated deficit                                       (66,391,375)     (65,882,288)
     Convertible Preferred Stock held in treasury,
       281,250 shares                                             (210,937)        (210,937)
  Total shareholders' deficit                                   (8,625,922)      (8,500,839)
  Total liabilities and shareholders' deficit                  $    99,725      $   124,309
                                                               ============     ============

  See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three     For the Three       For the Nine      For the Nine
                                                    Months ended      Months ended        Months ended      Months ended
                                                    September 30,     September 30,      September 30,      September 30,
                                                        2001              2000                2001              2000

    Operating revenues:                           $         -        $    102,720         $        -       $    484,488

    Operating expenses:
       General and administrative expenses            203,456           1,985,775            378,804         11,565,080
       Depreciation and amortization expense            5,165               4,432             15,494             20,867
            Total operating expenses                  208,621           1,990,207            394,298         11,585,947
       Operating loss                                (208,621)         (1,887,487)          (394,298)       (11,101,459)

    Other income (expense):
       Interest expense                               (38,263)           (156,000)          (114,789)        (6,261,592)
       Litigation settlement expense                        -             (45,000)                 -         (2,481,261)
       Loss on investments                                  -                   -                  -           (219,351)
       Other income (expense)                               -              10,573                  -            182,698

    Net loss                                      $  (246,884)       $ (2,077,914)        $ (509,087)      $(19,880,965)
                                                  ============       =============        ===========      =============
    Basic and diluted net loss per share          $     (0.00)         $    (0.01)         $   (0.00)         $   (0.16)
                                                  ============       =============        ===========      =============
    Weighted average number of common shares
    outstanding                                   502,639,000         193,233,400        426,392,000        122,177,200
                                                  ============       =============        ===========      =============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the Nine       For the Nine
                                                               Months ended       Months ended
                                                               September 30,      September 30,
                                                                   2001               2000

Cash flows from operating activities:
    Net loss                                                   $  (509,087)      $  (19,880,965)
    Adjustment to reconcile net loss to
     net cash used in operating activities:
        Issuance of shares for compensation                        143,881           15,684,680
        Depreciation and amortization                               15,494               20,867
        Decrease in other current assets                             5,000               36,425
        Net change in other working capital items                  340,622              197,669
Net cash used in operating activities                               (4,090)          (3,941,324)

Investing activities:
    Purchase of intangible and other assets                              -             (247,500)
    Purchase of property and equipment, net                              -             (106,284)
Net cash used in investing activities                                    -             (353,784)

Financing activities:
    Proceeds from borrowings, net                                        -            4,150,185
Net cash provided by financing activities                                -            4,150,185

Decrease in cash                                                    (4,090)            (144,923)
Cash at beginning of period                                          4,090              174,492
Cash at end of period                                          $         -       $       29,569
                                                               ============      ===============

Supplemental schedule of non-cash investing and financing activities- During the quarter ended June 30, 2001, the Company issued 80,041,000 shares of common stock in satisfaction of debt of $210,000 and interest of approximately $30,000.

See notes to financial statements

                                       6

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

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

As of September 30, 2001, the Company has a net working capital deficiency of approximately $8.7 million and a shareholders' deficit of approximately $8.6 million. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

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
Except as set forth in Note C below, the interim unaudited financial statements as of September 30, 2001 and 2000 and for the three and nine month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented.
All adjustments were of normal recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31,
2001 and 2000 contained in its current Annual Report on Form 10-KSB.

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

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (Unaudited)

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
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three and nine-month periods ended September 30, 2001 and 2000 and with the audited consolidated financial statements and notes thereto for the years ended December
31, 2001 and 2000, included in our 2001 Annual Report on Form 10-KSB.

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
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Comparison of Three Months Ended September 30, 2001 to 2000

Revenues. We generated no revenues in 2001. Revenues of $102,720 in 2000 consisted primarily of the Internet related revenues generated under Orbit
Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.

Operating Expenses. Operating expenses in 2001 consisted of $203,456 of general and administrative expenses and $5,165 of depreciation and amortization expense.
Operating expenses in 2000 consisted of $1,985,775 of general and administrative expenses and $4,432 of depreciation and amortization expense. Operating expenses decreased by $1,781,586 or 90%, from $1,990,207 in 2000 to $208,621 in 2001.
This decrease was due to the fact that our Internet operations ceased in
November 2000.

Other Expenses. Other expenses in 2001 consisted of interest expense of $38,263.
Other expenses in 2000 consisted of $45,000 related to the settlement of litigation, interest expense of $156,000 and other income of $10,573. Other expenses decreased by $152,164 or 80%, from $190,427 in 2000 to $38,263 in 2001.
This decrease is primarily due to the settlement litigation and interest expenses related to the settlement of debts in 2000.

Net Loss. Net loss decreased by $1,831,030, or 88%, from $2,077,914 in 2000 to
$246,884 in 2001.

Comparison of Nine Months Ended September 30, 2001 to 2000

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (Unaudited)

Revenues. We generated no revenues in 2001. Revenues of $484,488 in 2000 consisted primarily of the Internet related revenues generated under Orbit
Network's GDS contracts that we have licensed under a right to use agreement from Orbit Network since November 1, 1999.

Operating Expenses. Operating expenses in 2001 consisted of $378,804 of general and administrative expenses and $15,494 of depreciation and amortization expense. Operating expenses in 2000 consisted of $11,565,080 of general and administrative expenses and $20,867 of depreciation and amortization expense.
Operating expenses decreased by $11,191,649 or 97%, from $11,585,947 in 2000 to
$394,298 in 2001. This decrease was due to the fact that our Internet operations ceased in November 2000.

Other Expenses. Other expenses in 2001 consisted of interest expense of
$114,789. Other expenses in 2000 consisted of $2,481,261 related to the settlement of litigation, interest expense of $6,261,592, losses on investments of $219,351 and other income of $182,698. Other expenses decreased by
$8,664,717, or 99%, from $8,779,506 in 2000 to $114,789 in 2001. This decrease is primarily due to the settlement litigation and interest expenses related to the settlement of debts in 2000.

Net Loss. Net loss decreased by $19,371,878, or 97%, from $19,880,965 in 2000 to
$509,087 in 2001.

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