Form 10QSB
period 2002-03-31
DIVOT GOLF CORP
filed 2002-05-31
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and
Exchange Act of 1934 for the quarterly period ended March 31, 2002; or

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ____________

                           COMMISSION FILE NO. 0-24812

                           ORBITTRAVEL.COM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     56-1781650
_______________________________            ____________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                One Union Square South, New York, New York 10003
________________________________________________________________________________
                    (Address of principal executive offices)

                                 (212) 353-8468
________________________________________________________________________________
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                    Yes   No X

On May 31, 2002 there were 556,852,418 shares of the issuer's Common Stock,
$.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIOD ENDED MARCH 31, 2002

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of
        March 31, 2002 and December 31, 2001.................................. 3

        Condensed Consolidated Statements of Operations for
        the three-month periods ended March 31, 2002 and 2001................. 4

        Condensed Consolidated Statements of Cash Flows for the
        three-month periods ended March 31, 2002 and 2001..................... 5

        Notes to Condensed Consolidated Financial Statements.................. 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 8

PART II. OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS                            March 31,     December 31,
                                                                        2002            2001
                                                                     (Unaudited)

Current assets - Accounts receivable from related parties          $     49,260    $     49,260

Furniture and equipment, net                                             40,135          45,300
Total assets                                                       $     89,395    $     94,560
                                                                   =============   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $  1,136,211    $  1,136,211
   Accrued expenses                                                   3,930,707       3,677,254
   Accrued compensation and payroll                                     500,833         438,333
   Notes payable                                                      5,430,111       5,430,111
   Notes payable to related parties                                     828,000         828,000
Total current liabilities                                            11,825,862      11,509,909

Shareholders' deficit:
    Convertible Preferred Stock, $.001 par value;
      5,000,000 shares authorized; 281,250 shares issued
      and outstanding as of March 31, 2002 and December 31, 2001            281             281
    Common Stock, $.001 par value;  800,000,000 shares
      authorized; 556,852,418 shares issued and outstanding
      as of March 31, 2002 and December 31, 2001                        556,852         556,852
    Additional paid-in capital                                       57,419,257      57,419,257
    Accumulated deficit                                             (69,501,920)    (69,180,802)
    Convertible Preferred Stock held in treasury, 281,250 shares       (210,937)       (210,937)
Total shareholders' deficit                                         (11,736,467)    (11,415,349)
Total liabilities and shareholders' deficit                        $     89,395    $     94,560
                                                                   =============   =============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months        Three Months
                                                   Ended March 31,     Ended March 31,
                                                        2002                2001

    Operating revenues:                             $          -        $           -

    Operating expenses:
       General and administrative expenses               159,500              103,265
       Depreciation and amortization expense               5,165                5,165
            Total operating expenses                     164,665              108,430
       Operating loss                                   (164,665)            (108,430)

    Other income (expense)-
       Interest expense - contractual                   (156,453)             (38,263)

    Net loss                                        $   (321,118)       $    (146,693)
                                                    =============       ==============
    Basic and diluted net loss per share            $      (0.00)       $       (0.00)
                                                    =============       ==============
    Weighted average number of common
    shares outstanding                               556,852,418          368,146,000
                                                    =============       ==============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the three         For the three
                                                             months ended          months ended
                                                            March 31, 2002        March 31, 2001
    Cash flows from operating activities:
        Net loss                                            $  (321,118)         $  (146,693)
        Adjustment to reconcile net loss to
         net cash used in operating activities:
            Issuance of shares for compensation                       -                2,925
            Depreciation and amortization                         5,165                5,165
            Decrease in other current assets                          -                5,000
            Net change in other working capital items           315,953              129,513
    Net cash used in operating activities                             -               (4,090)

    Decrease in cash                                                  -               (4,090)
    Cash at beginning of period                                       -                4,090
    Cash at end of period                                   $         -          $         -
                                                            ============         ============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

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

As of March 31, 2002, the Company has a net working capital deficiency of approximately $11.7 million and a shareholders' deficit of approximately $11.6 million. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

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
The interim unaudited financial statements as of March 31, 2002 and 2001 and for the three month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of normal recurring nature.
Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ended December 31, 2002. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements as of December 31,
2001 and 2000 contained in its current Annual Report on Form 10-KSB.

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
(2) Mr. Cellura also alleged that the Company breached his employment agreement inasmuch as the Company was unable to pay his salary under the terms of his employment. The Company agreed in 2001 to settle his claims for preferred convertible stock with a dollar value of $2,500,000, which were accrued for in the fourth quarter of 2001 and are expected to be issued in 2002.

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
                        THREE MONTHS ENDED MARCH 31, 2002

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three-month periods ended March 31, 2002 and 2001 and with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and
2000, included in our 2001 Annual Report on Form 10-KSB.

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
                        THREE MONTHS ENDED MARCH 31, 2002

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

Results of Operations

Comparison of Three Months Ended March 31, 2002 to 2001

Revenues. We generated no revenues in 2002 or 2001.

Operating Expenses. Operating expenses in 2002 consisted of $159,500 of general and administrative expenses and $5,165 of depreciation and amortization expense.
Operating expenses in 2001 consisted of $103,265 of general and administrative expenses and $5,165 of depreciation and amortization expense. Operating expenses increased by $56,235, or 52%, from $108,430 in 2001 to $164,664 in 2002. This increase was due to professional fees required in the first quarter of 2002 to complete our annual reports for 2001 and 2000.

Other Expenses. Other expenses in 2002 and 2001 consisted of interest expense of
$156,453 and $38,263, respectively.

Net Loss. Net loss increased by $174,425, or 119%, from $146,693 in 2001 to
$321,118 in 2002.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 800.0 million shares of common stock and 1.0 million shares of preferred stock. As of May 31, 2002, we had approximately 556.9 million shares of our common stock outstanding. In addition, we have agreed or intend to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that OrbitTravel.com
Inc., our wholly owned subsidiary, has issued since its inception on October 6,
1999.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of May 31,
2002, we have no principal source of cash or liquidity.

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

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002

                                   (Unaudited)

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
Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2)
the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February
29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On
August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of May 31, 2002. The Company is presently in default on the balance of the Note plus interest due.

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
Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of
$250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of May 31, 2002, we have repaid approximately $165,000 due under the $250,000 note payable, leaving a balance of approximately $85,000.
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
Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of May 31, 2002, we have made payments totaling $57,500 toward the principal of
Mr. Bagnall's Note. The Note is currently in default on the balance due plus interest.

Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on
June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of May 31, 2002, we have made no payments toward the principal of Mr. Craig's Note and are in default.

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

None.

Sales of Unregistered Securities

None.

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
Date:  May 31, 2002