Form 10QSB
period 2002-06-30
DIVOT GOLF CORP
filed 2002-08-19
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|  Quarterly  report  pursuant to Section 13 or 15 (d) of the  Securities  and
Exchange Act of 1934 for the quarterly period ended June 30, 2002; or

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

                                    Yes No X

On August 15, 2002 there were 556,852,418 shares of the issuer's Common Stock,
$.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIOD ENDED JUNE 30, 2002

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of June 30,
        2002 and December 31, 2001............................................ 3

        Condensed Consolidated Statements of Operations for
        the three and six-months ended June 30, 2002 and 2001................. 4

        Condensed Consolidated Statements of Cash Flows for
        the six months ended June 30, 2002 and 2001........................... 5

        Notes to Condensed Consolidated Financial Statements.................. 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................8

PART II. OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     ASSETS                                 June 30,       December 31,
                                                              2002             2001
                                                          (Unaudited)

Accounts receivable from related parties                 $      49,260      $      49,260

Furniture and equipment, net                                    34,970             45,300
Total assets                                             $      84,230      $      94,560
                                                         ==============     ==============

      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                    $   1,136,211      $   1,136,211
     Accrued expenses                                        4,174,860          3,677,254
     Accrued compensation and payroll                          563,333            438,333
     Notes payable                                           5,430,111          5,430,111
     Notes payable to related parties                          828,000            828,000
Total current liabilities                                   12,132,515         11,509,909

Shareholders' deficit:
     Convertible Preferred Stock, $.001 par value;
      5,000,000 shares authorized; 281,250 shares
      issued and outstanding as of June 30, 2002
      and December 31, 2001                                        281                281
     Common Stock, $.001 par value;  800,000,000
      shares authorized; 556,852,418 shares issued
      and outstanding as of June 30, 2002 and December
      31, 2001                                                 556,852            556,852
     Additional paid-in capital                             57,419,257         57,419,257
     Accumulated deficit                                   (69,813,738)       (69,180,802)
     Convertible Preferred Stock held in treasury,
      281,250 shares                                          (210,937)          (210,937)
Total shareholders' deficit                                (12,048,285)       (11,415,349)
Total liabilities and shareholders' deficit              $      84,230      $      94,560
                                                         ==============     ==============

  See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months        Three Months        Six Months         Six Months
                                            Ended June 30,      Ended June 30,     Ended June 30,     Ended June 30,
                                                2002                2001               2002               2001

Operating revenues:                        $        -          $        -         $        -         $        -

Operating expenses:
 General and administrative expenses          150,200              72,083            309,700            175,348
 Depreciation and amortization expense          5,165               5,165             10,330             10,329
    Total operating expenses                  155,365              77,248            320,030            185,677
Operating loss                               (155,365)            (77,248)          (320,030)          (185,677)

Other income (expense):
 Interest expense                            (156,453)            (38,263)          (312,906)           (76,526)

Net loss                                   $ (311,818)         $ (115,511)        $ (632,936)        $ (262,203)
                                           ===========         ===========        ===========        ===========
Basic and diluted net loss per share       $    (0.00)         $    (0.00)        $    (0.00)        $    (0.00)
                                           ===========         ===========        ===========        ===========
Weighted average number of common shares
 outstanding                               556,852,418         408,404,000        556,852,418        408,260,000
                                           ===========         ===========        ===========        ===========

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended     Six Months Ended
                                                          June 30, 2002        June 30, 2001

Cash flows from operating activities:
    Net loss                                              $   (632,936)       $   (262,203)
    Adjustment to reconcile net loss to
     net cash used in operating activities:
        Issuance of shares for compensation                          -               2,925
        Depreciation and amortization                           10,330              10,329
        Decrease in other current assets                             -               5,000
        Net change in other working capital items              622,606             239,859
Net cash used in operating activities                                -              (4,090)

(Decrease) Increase in cash                                          -              (4,090)
Cash at beginning of period                                          -               4,090
Cash at end of period                                     $          -        $          -
                                                          =============       =============

Supplemental schedule of non-cash investing and financing activities- During the quarter ended June 30, 2001, the Company issued 80,041,000 shares of common stock in satisfaction of debt of $210,000 and interest of approximately $30,000.

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002

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

As of June 30, 2002, the Company has a net working capital deficiency of approximately $12 million and a shareholders' deficit of approximately $12 million. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

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
The interim unaudited financial statements as of June 30, 2002 and 2001 and for the three and six month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of normal recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ended December 31, 2002.
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
                         SIX MONTHS ENDED JUNE 30, 2002

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

NOTE C.  Subsequent event

On July 24, 2002, shareholders holding 73% of the Company's outstanding common stock consented to the Company entering into a settlement agreement (the
"Agreement") to settle a legal action with Orbit Network Inc. ("Network"). The settlement provides that the Company assign ownership of seventy percent (70%)
of the issued and outstanding shares of orbitTRAVEL.com Inc. ("Inc."), a wholly owned subsidiary of the Company, to the shareholders of Network. In addition,
Inc. has agreed to assume certain tax liabilities owing and due to the Internal
Revenue Service up to a maximum of $1.2 million which management believes can be settled for substantially less. In return for the foregoing and upon the Company meeting all of the conditions of the settlement all of the defendants will be released from any further claims. The Company's directors concluded that the proposed settlement was in the Company's and shareholders' best interest. For the last two years Inc. has not operated at a profit and the revenues have only been minimal. Additionally, the Company presently lacks sufficient funds to properly promote the Orbit Travel business. The Company is hopeful that under new management the Orbit Travel business will become viable and thus the Company will have an opportunity to possibly earn some return from its remaining 30%
ownership in the Inc. The proposed settlement will take effect under Delaware law on or about September 20, 2002.

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

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

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

                                   (Unaudited)

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

Results of Operations

Comparison of Six Months Ended June 30, 2002 to 2001

    Revenues. We generated no revenues in 2002 or 2001.

Operating Expenses. Operating expenses in 2002 consisted of $309,700 of general and administrative expenses and $10,330 of depreciation and amortization expense. Operating expenses in 2001 consisted of $175,348 of general and administrative expenses and $10,329 of depreciation and amortization expense.
Total operating expenses increased by $134,353, or 72%, from $185,677 in 2001 to
$320,030 in 2002. This increase was due to professional fees required in the first quarter of 2002 to complete our annual reports for 2001 and 2000.

Other Expenses. Other expenses in 2002 and 2001 consisted of interest expense of
$312,906 and $76,526, respectively.

        Net Loss. Net loss increased by $ 370,733, or 141%, from $262,203 in 2001 to $632,936 in 2002.

Comparison of Three Months Ended June 30, 2002 to 2001

    Revenues. We generated no revenues in 2002 or 2001.

        Operating Expenses. Operating expenses in 2002 consisted of $150,200 of general and administrative expenses and $5,165 of depreciation and amortization expense. Operating expenses in 2001 consisted of $72,083 of general and administrative expenses and $5,165 of depreciation and amortization expense.
Total operating expenses increased by $78,117, or 101%, from $77,248 in 2001 to
$155,365 in 2002. This increase was due to professional fees required in the second quarter of 2002 related to various legal matters.

        Other Expenses. Other expenses in 2002 and 2001 consisted of interest expense of $156,453 and $38,263, respectively.

        Net Loss. Net loss increased by $ 196,307, or 170%, from $115,511 in 2001 to $311,818 in 2002.

Liquidity and Capital Resources

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

                                   (Unaudited)

        Capitalization. Our charter authorizes the issuance of 800.0 million shares of common stock and 1.0 million shares of preferred stock. As of August 15,
2002, we had approximately 556.9 million shares of our common stock outstanding.
In addition, we have agreed or intend to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that OrbitTravel.com
Inc., our wholly owned subsidiary, has issued since its inception on October 6,
1999.

        Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of August 15,
2002, we have no principal source of cash or liquidity.

        On July 24, 2002, shareholders holding 73% of the Company's outstanding common stock consented to the Company entering into a settlement agreement (the
"Agreement") to settle a legal action with Orbit Network Inc. ("Network"). The settlement provides that the Company assign ownership of seventy percent (70%)
of the issued and outstanding shares of orbitTRAVEL.com Inc. ("Inc."), a wholly owned subsidiary of the Company, to the shareholders of Network. In addition,
Inc. has agreed to assume certain tax liabilities owing and due to the Internal
Revenue Service up to a maximum of $1.2 million which management believes can be settled for substantially less. In return for the foregoing and upon the Company meeting all of the conditions of the settlement all of the defendants will be released from any further claims. The Company's directors concluded that the proposed settlement was in the Company's and shareholders' best interest. For the last two years Inc. has not operated at a profit and the revenues have only been minimal. Additionally, the Company presently lacks sufficient funds to properly promote the Orbit Travel business. The Company is hopeful that under new management the Orbit Travel business will become viable and thus the Company will have an opportunity to possibly earn some return from its remaining 30%
ownership in the Inc. The proposed settlement will take effect under Delaware law on or about September 20, 2002.

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
Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2)
the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February
29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On
August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of August 15, 2002. The Company is presently in default on the balance of the Note plus interest due.

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
Cellura as required by our indemnity agreement with him in connection with these lawsuits. We and Mr. Cellura agreed to enter into a settlement agreement, effective as of June 29, 1999, pursuant to which Mr. Cellura agreed to release us from these claims in exchange for: (1) a note payable in the amount of
$250,000; and (2) the issuance of approximately 27.34 million shares of our common stock. As of August 15, 2002, we have repaid approximately $165,000 due under the $250,000 note payable, leaving a balance of approximately $85,000.
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
Bagnall will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 5,300,000 shares to Mr. Bagnall pursuant to this settlement agreement. As of August 15, 2002, we have made payments totaling $57,500 toward the principal of Mr. Bagnall's Note. The Note is currently in default on the balance due plus interest.

Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on
June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. As of August 15, 2002, we have made no payments toward the principal of Mr. Craig's Note and are in default.

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

On July 24, 2002, shareholders holding 73% of the Company's outstanding common stock consented to the Company entering into a settlement agreement (the
"Agreement") to settle a legal action with Orbit Network Inc. ("Network"). The settlement provides that the Company assign ownership of seventy percent (70%)
of the issued and outstanding shares of orbitTRAVEL.com Inc. ("Inc."), a wholly owned subsidiary of the Company, to the shareholders of Network. In addition,
Inc. has agreed to assume certain tax liabilities owing and due to the Internal
Revenue Service up to a maximum of $1.2 million which management believes can be settled for substantially less. In return for the foregoing and upon the Company meeting all of the conditions of the settlement all of the defendants will be released from any further claims. The Company's directors concluded that the proposed settlement was in the Company's and shareholders' best interest. For the last two years Inc. has not operated at a profit and the revenues have only been minimal. Additionally, the Company presently lacks sufficient funds to properly promote the Orbit Travel business. The Company is hopeful that under new management the Orbit Travel business will become viable and thus the Company will have an opportunity to possibly earn some return from its remaining 30%
ownership in the Inc. The proposed settlement will take effect under Delaware law on or about September 20, 2002.

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
Date:  August 19, 2002

