Form 10QSB
period 2002-09-30
DIVOT GOLF CORP
filed 2002-12-03
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities and
Exchange Act of 1934 for the quarterly period ended September 30, 2002; or

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

                                    Yes    No X

On November 15, 2002 there were 556,852,418 shares of the issuer's Common Stock,
$.001 par value, and 0 shares of the issuer's Preferred Stock, $.001 par value outstanding.

                           ORBITTRAVEL.COM CORPORATION
                            QUARTERLY REPORT FOR THE
                           PERIOD ENDED JUNE 30, 2001

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of September
        30, 2002 and December 31, 2001.........................................3

        Condensed Consolidated Statements of Operations for the
        three and nine-months ended September 30, 2002 and 2001................4

        Condensed Consolidated Statements of Cash Flows for the
        nine-months ended September 30, 2002 and 2001..........................5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................8

Item 3. Controls and Procedures...............................................10

PART II. OTHER INFORMATION

Signatures                                                                    18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           ORBITTRAVEL.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       ASSETS                          September 30,     December 31,
                                                           2002              2001
                                                       (Unaudited)

Accounts receivable from related parties              $      49,260     $      49,260

Furniture and equipment, net                                 29,805            45,300
Total assets                                          $      79,065     $      94,560
                                                      ==============    ==============

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                    $   1,136,211     $   1,136,211
  Accrued expenses                                        4,459,453         3,677,254
  Accrued compensation and payroll                          625,833           438,333
  Notes payable                                           5,430,111         5,430,111
  Notes payable to related parties                          828,000           828,000
Total current liabilities                                12,479,608        11,509,909

Shareholders' deficit:
  Convertible Preferred Stock, $.001 par value;
   5,000,000 shares authorized; 281,250 shares
   issued and outstanding as of September 30, 2002
   and December 31, 2001                                        281               281
  Common Stock, $.001 par value;  800,000,000
   shares authorized; 556,852,418 shares issued
   and outstanding as of September 30, 2002 and
   December 31, 2001                                        556,852           556,852
  Additional paid-in capital                             57,419,257        57,419,257
  Accumulated deficit                                   (70,165,996)      (69,180,802)
  Convertible Preferred Stock held in treasury,
   281,250 shares                                          (210,937)         (210,937)
Total shareholders' deficit                             (12,400,543)      (11,415,349)
Total liabilities and shareholders' deficit           $      79,065     $      94,560
                                                      ==============    ==============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months        Three Months     Nine Months    Nine Months
                                                Ended               Ended           Ended          Ended
                                            September 30,       September 30,    September 30,  September 30,
                                                2002                2001             2002          2001

Operating revenues:                         $       -           $       -        $         -    $          -

Operating expenses:
 General and administrative expenses          190,640             203,456            500,340         378,804
 Depreciation and amortization expense          5,165               5,165             15,495          15,494
   Total operating expenses                   195,805             208,621            515,835         394,298
 Operating loss                              (195,805)           (208,621)          (515,835)       (394,298)

Other income (expense):
 Interest expense                            (156,453)            (38,263)          (469,359)       (114,789)

Net loss                                    $(352,258)          $(246,884)       $  (985,194)   $   (509,087)
                                            ==========          ==========       ============   =============
Basic and diluted net loss per share        $   (0.00)          $   (0.00)       $     (0.00)   $      (0.00)
                                            ==========          ==========       ============   =============
Weighted average number of common shares
outstanding                                 556,852,418         408,404,000      556,852,418     408,260,000
                                            ===========         ===========      ============   =============

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months          Nine Months
                                                         Ended September      Ended September
                                                            30, 2002             30, 2001

Cash flows from operating activities:
    Net loss                                              $  (985,194)       $    (509,087)
    Adjustment to reconcile net loss to
     net cash used in operating activities:
        Issuance of shares for compensation                         -              143,881
        Depreciation and amortization                          15,495               15,494
        Decrease in other current assets                            -                5,000
        Net change in other working capital items             969,699              340,622
Net cash used in operating activities                               -               (4,090)

Decrease in cash                                                    -               (4,090)
Cash at beginning of period                                         -                4,090
Cash at end of period                                     $         -        $           -
                                                          ============       ==============

Supplemental schedule of non-cash investing and financing activities- During the nine months ended September 30, 2001, the Company issued 80,041,000 shares of common stock in satisfaction of debt of $210,000 and interest of approximately $30,000.

See notes to financial statements

                           ORBITTRAVEL.COM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

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

As of September 30, 2002, the Company has a net working capital deficiency of approximately $12 million and a shareholders' deficit of approximately $12 million. The Company has had recurring net losses, pending litigation and is not generating sufficient revenues from its operations to fund its activities and therefore is dependent on additional financing from external sources. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively working to raise additional equity and debt financing and, if successful, management believes that the Company will have adequate resources to continue to meet its current debt obligation, fund capital improvements and expand and develop its businesses. There is no assurance that such additional funding will be completed and the inability to obtain such financing would have a material adverse effect on the Company.

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
The interim unaudited financial statements as of September 30, 2002 and 2001 and for the three and nine month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of normal recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the year ended December 31, 2002.
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
law in the fourth quarter of 2002.

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included herein for the three and nine month periods ended September 30, 2002 and 2001 and with the audited consolidated financial statements and notes thereto for the years ended December
31, 2001 and 2000, included in our 2001 Annual Report on Form 10-KSB.

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
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

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

Results of Operations

Comparison of Nine Months Ended September 30, 2002 to 2001

   Revenues. We generated no revenues in 2002 or 2001.

Operating Expenses. Operating expenses in 2002 consisted of $500,340 of general and administrative expenses and $15,495 of depreciation and amortization expense. Operating expenses in 2001 consisted of $378,804 of general and administrative expenses and $15,494 of depreciation and amortization expense.
Total operating expenses increased by $121,537, or 30%, from $394,298 in 2001 to
$515,835 in 2002. This increase was due to professional fees required in the first quarter of 2002 to complete our annual reports for 2001 and 2000.

Other Expenses. Other expenses in 2002 and 2001 consisted of interest expense of
$469,359 and $114,789, respectively.

   Net Loss. Net loss increased by $ 476,107, or 94%, from $509,087 in 2001 to
$985,194 in 2002.

Comparison of Three Months Ended September 30, 2002 to 2001

   Revenues. We generated no revenues in 2002 or 2001.

Operating Expenses. Operating expenses in 2002 consisted of $190,640 of general and administrative expenses and $5,165 of depreciation and amortization expense.
Operating expenses in 2001 consisted of $203,456 of general and administrative expenses and $5,165 of depreciation and amortization expense. Total operating expenses remained relatively stable during the quarter, decreasing by $12,816, or 6%, from $208,621 in 2001 to $195,805 in 2002.

Other Expenses. Other expenses in 2002 and 2001 consisted of interest expense of
$156,453 and $38,263, respectively.

Net Loss. Net loss increased by $ 105,374, or 43%, from $246,884 in 2001 to
$352,258 in 2002.

Liquidity and Capital Resources

                           ORBITTRAVEL.COM CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (Unaudited)

Capitalization. Our charter authorizes the issuance of 800.0 million shares of common stock and 1.0 million shares of preferred stock. As of November 15, 2002, we had approximately 556.9 million shares of our common stock outstanding. In addition, we have agreed or intend to issue an additional approximate 80.5 million shares of common stock to existing security holders in exchange for all of our outstanding convertible notes, including the notes that OrbitTravel.com
Inc., our wholly owned subsidiary, has issued since its inception on October 6,
1999.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of December
2, 2002, we have no principal source of cash or liquidity.

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
law in the fourth quarter of 2002.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our
Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

The Company may not be able to meet our short-term or long-term liquidity needs on terms favorable to us, if at all, and consequently may not be able to operate in the future;

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
Cellura and several of our other executive officers and stockholders. The complaints alleged, among other things, that (1) we had failed to issue an aggregate of 15.0 million shares of our common stock (such number of shares is prior to the effect of a 15-for-1 reverse stock split effected with regard to our common stock on June 2, 1998), (2) we and our officers committed fraud in the issuance of securities, and (3) various breaches of contract. The parties to the lawsuit entered into a settlement agreement as of June 29, 1999 pursuant to which the plaintiffs agreed to release the defendants from all of the claims in the lawsuits in exchange for: (1) a note payable in the amount of $225,000; (2)
the issuance of 7.65 million shares of our common stock; and (3) the assignment by Mr. Cellura of all of his rights, title or interest to the profits generated from a few parcels of land in the World Golf Village. Mr. Cellura assigned these rights to the plaintiffs on June 24, 1999. In August 1999, we instructed our transfer agent to issue these shares, which were ultimately issued on February
29, 2000. This note payable matured on March 31, 2000. On March 1, 2000, a majority of the holders of the Company's common stock consented to the approval of this settlement agreement. Also on March 1, 2000, the Company and its former officer agreed to amend the Note to provide for the issuance of 1,100,000 shares of the Company's common stock in consideration for reducing the principal amount due thereunder to $115,000. The common shares were issued in March 2000. On
August 7, 2000, the Company and its former officer further amended the note amount to $120,000, which includes interest, with four equal payments to be made through September 3, 2000. The Company has made three of the required payments, totaling $90,000, as of December 2, 2002. The Company is presently in default on the balance of the Note plus interest due.

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

Kenneth Craig, one of our former directors and executive officers, had threatened to file a lawsuit against us alleging that we owe Mr. Craig amounts due under his employment contract in force while he was an executive officer. We and Mr. Craig agreed to enter into a separation agreement, effective as of
September 1, 1999, pursuant to which Mr. Craig agreed to release us from this claim in exchange for: (1) a note payable in the amount of $75,000; and (2) the issuance of 3.5 million shares of our common stock. This note payable matured on
June 30, 2000. We cannot assure you that we will have sufficient funds available to repay the note payable that we would be able to extend the maturity date of the note payable. If we are not able to repay the note payable according to its terms, we cannot assure you that Mr. Craig will not seek court action to enforce the terms of the settlement agreement. We would incur substantial expenses if we must defend any such court action. On March 1, 2000, a majority of our holders of common stock approved, adopted, and ratified this settlement agreement. On or about March 12, 2000, we issued 3,500,000 shares to Mr. Craig pursuant to this settlement agreement. To date, we have made no payments toward the principal of
Mr. Craig's Note and are in default.

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
law in the fourth quarter of 2002.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)      Reports on Form 8K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITTRAVEL.COM CORPORATION
/s/ Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and
Principal Financial and Accounting Officer
Date:  December 2, 2002

CERTIFICATIONS

I, Joseph R. Cellura, certify that:

1. I have reviewed this quarterly report on Form 10QSB of ORBITTRAVEL.COM CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002 ("Evaluation Date"); and

        (iii) Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the
Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 2, 2002

/s/ Joseph R. Cellura
    Joseph R. Cellura
    Director, Chief Accounting Officer