Form 10KSB
period 2003-12-31
DIVOT GOLF CORP
filed 2004-06-21
CIK 916184

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended December 31, 2003.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ____________ to ___________.

Commission File No. 0-24812

                            ORBIT BRANDS CORPORATION
           (Name of small business issuer as specified in its charter)

         Delaware                                       56-1781650
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             1990 South Bundy Drive, Suite 650, Los Angles, CA 90025
                    (Address of principal executive offices)

                                 (310) 740-6870
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

The issuer's revenues for the most recent fiscal year were $0,000. As of
June 18th, 2004 Use current date the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $10,951,156 based upon the average bid and asked price of such common stock as of such date. As of May
31, 2004, there were 700,680,704 shares of common stock outstanding and
5,000,000 shares of preferred stock outstanding.

                       Documents Incorporated by Reference

                                      None.

          Transitional small business disclosure format Yes [_] No [X]

                            ORBIT BRANDS COROPORATION
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                     PART I

                                     PART II

ITEM 5. Market for the Common Equity and Related Stockholder...............15

ITEM 6. Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................26

ITEM 7. Financial Statements...............................................54

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................78

Item 8A Controls and Procedures............................................79

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of The Exchange Act..........................81

ITEM 10. Executive Compensation............................................82

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

ITEM 1. DESCRIPTION OF BUSINESS.

        (a) Overview.

        The Company was incorporated in Delaware on November 12, 1991 under the name Longview Golf Corporation. The Company changed its name to Brassie Golf
Holdings, Ltd. on September 18, 1992, and then again, on March 29, 1993, to
Brassie Golf Corporation. On June 2, 1998, the Company changed its name to Divot
Golf Corporation. Subsequently, in March 2000, the Company changed its name to
ORBITTRAVEL.COM CORPORATION. In 2003, the Company's stockholders approved a new name change to ORBIT BRANDS CORPORATION, and the Company officially changed its name to "ORBIT BRANDS CORPORATION" on March 18, 2004.

The Company was assessed by the State of Delaware in the amount of approximately
$344,000 for corporate franchise taxes and related charges for the years 2000,
2001 and 2002, which assessments were not paid at the time they were issued.
During this same period, the Company's business operations were dormant, and the
Company did not engage in any material business activities until the end of 2003
(see discussion in The Business of the Company, infra). As a result of the
Company's failure to file its annual reports for the years 2000, 2001 and 2002 and its non-payment of franchise taxes, the Company temporarily was not in good standing in the State of Delaware. However, based upon the Company's filing of its State of Delaware franchise tax returns on March 16, 2004, the franchise tax assessments were recalculated and adjusted downward to the aggregate sum of approximately $944.00 based on the Company's report of annual revenues for the years 2000, 2001 and 2002. Accordingly, on March 16, 2004, the Company also remitted the reduced tax assessments to the State of Delaware, which resulted in the immediate issuance of a Certificate of Renewal and Revival of the Company's
Certificate of Incorporation from the Delaware Secretary of State, effective as of February 28, 2002, and the restoration of the Company's good standing in
Delaware as of said date.

        The Company's executive offices are located at 1990 South Bundy Drive,
Suite 650 Los Angles, CA 90025. Its telephone number is (310) 740-6870. The
Company also maintains common services in affiliates' offices located in
Maitland, Florida, Roswell, Georgia and New York City, New York.

(b) Corporate Structure, Background and Business Activities of the Company.

Corporate Structure

As of the date of the filing of this Form 10-KSB, he Company has two (2)
wholly-owned subsidiaries: SMARTVoice Telecommunications, Inc., a Delaware
Corporation ("Smart Voice"), and Itrex International Corporation ("Itrex"), also a Delaware Corporation. Both Itrex and SmartVoice are Delaware corporations.
Itrex's intended business plan is to develop and market certain proprietary rights to beverage mixers and other rights it has obtained from a licensing agreement with Malibu Beach Beverage Group, LLC, an entity in which the
Company's Chairman and Chief Executive Officer, Joseph R. Cellura, holds a 25%
interest. SmartVoice's intended business plan is to develop and market certain proprietary telecommunications technology.

Background

As a result of the impact of the tragic events of September 11, 2001 on the travel industry in the United States, in September 2001, the Company began to evaluate new consumer product opportunities. On December 5, 2002, through Itrex
International Corporation, the Company executed agreements for the acquisition of all of the stock of Snap-It Technologies, a California company ("Snap-It")
which developed, manufactured and distributed digital photograph kiosks (the
"Snap-It Acquisition") from Snap-It and its shareholders. The Snap-It
Acquisition did not close, however, due to a failure of certain conditions precedent to closing, including, without limitation, the Company's opinion in the course of conducting its due diligence that Snap-It's revenues and cash flows would not meet its projections. The Company does not intend to pursue the
Snap-It Acquisition at this time.

In conjunction with the proposed Snap-It Acquisition, the Company also began preliminary development activity for an ancillary product referred to as the
"Media Exchange." However, based upon the failure of the Snap-It Acquisition to close, for the reasons noted above, the Company did not pursue further development or acquisition of the Media Exchange.

On March 28, 2003, through Itrex International Corporation, the Company executed an acquisition agreement to acquire all of the stock of Malibu Beach Beverage
Company, Inc. ("MBB, Inc.") in exchange for a combination of cash and stock of the Company (the "MBB Acquisition"). MBB, Inc. had been in business since 1998 as a specialty beverage manufacturer of natural juice blends and teas. However,

the MBB Acquisition did not close because MBB, Inc. lacked the authority to enter into the MBB Acquisition absent certain approvals under the United States
Bankruptcy Code, Title 11 United States Code, Sections 301, et. seq.

On November 26, 2003, Malibu Beach Beverage Group, LLC ("MBB Group") purchased certain intellectual property rights from Amy L. Goldman, the duly appointed, qualified and acting Chapter 7 Trustee of the bankruptcy estate of MBB, Inc. in that certain Chapter 7 bankruptcy case pending in the United States Bankruptcy
Court for the Central District of California, San Fernando Valley Division, In
re: Malibu Beach Beverage Co., Inc., Debtor, Case No.: SV 01- 17743-AG,
including the right to use the trade name of "Malibu Beach Beverage Company,"
among other assets (the "Rights"), for a purchase price of $20,000. MBB Group is a Delaware limited liability company in which Joseph R. Cellura, the Company's
Chairman, Chief Executive Officer and majority shareholder, owns a 25% interest.

On or about March 14th, 2004, Malibu Beach Beverage Group, LLC, a Delaware LLC
("MBBG") entered into a tripartite licensing agreement with the Company and
Itrex (the "Tripartite Agreement"). Under the terms and conditions of the
Tripartite Agreement, the Company agreed to loan MBBG the sum of $290,000 for working capital, and Itrex, the Company's wholly-owned subsidiary, agreed to accept from MBBG a total of 80 % of the royalties derived from the sale of alcoholic beverages and mixers (the "Products"). Pursuant to a separate promissory note, MBBG agreed to repay to Itrex the sum of $100,000, plus interest, in consideration for a $100,000 loan from Itrex to MBBG made on or about March 29th, 2004. Pursuant to the terms of the Tripartite Agreement, MBBG agreed to perform the research, development, administration, marketing, and distribution of the Products. The Company's Chairman and CEO, Joseph Cellura,
holds a 25% membership interest in MBBG, entitling him to receive 25% of any and all MBBG distributions to its members (if any).

SMARTVoice was incorporated on December 18th, 2003 while on going negotiations where being conducted to acquire the rights to assets and intellectual property of another company. SMARTVoice formally became a wholly-owned subsidiary of the
Company on May 25th, 2004. Prior to that date, it was an affiliate of the
Company, and between December 16th 2003 and May 30th 2004, the Company caused certain of its convertible debenture holders to invest approximately $394,940 into SMARTVoice for use as working capital for both itself and those of the
Company On or about May 25th, 2004, SMARTVoice Telecommunications Incorporated,
a Georgia Corporation ("SMARTVoice Ga.") affiliated with SMARTVoice sold all of its right, title and interest in all intellectual property of the Voice over
Internet Protocol ("VoIP") division of SMARTVoice Ga., including but not limited to any and all copyrights and applications therefore, patents and applications therefore, trademarks and applications therefore, licensing, technology, proprietary information, software, formulas, and any other claimed proprietary information, and any other tangible and intangible intellectual property of the
VoIP division of SMARTVoice Georgia. On January 1, 2004 SMARTVoice executed
Executive employment agreements with Charles P. Shuster, as Chairman and CEO of
SMARTVoice and Frederick Alger as Chief Financial Officer of SMARTVoice.

Additionally the SMARTVoice Board of Directors met on January 6, 2004 and
authorized the offer of Executive employment agreement to Robert Barkley for the position of Senior Vice President of Business Development. The compensation has been deferred for all executive employment agreements of SMARTVoice. The Company has formed a compensation committee to review the terms of the Executive employment agreements. The Company intends to have SMARTVoice succeed to the business plan of SMARTVoice Ga. as set forth herein.

SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP Telephony is the technology of using the Internet to transport voice conversations.

SMARTVoice intends to be an IP Telephony service provider with two product lines: (1) internet protocol telephone devices and communication services, and
(2) hosted services which implement the functionality of a private branch exchange, or PBX, over data networks. Its first product line will include analog telephone adaptors and communication software and services that work over broadband networks. SMARTVoice expects to sell internet protocol telephony software and services that will enable its customers to provision and use voice communication services with IP telephones and other end-point devices.
SMARTVoice has established its website at "www.smartvoice-ip.com".

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout
North America in 2004 and 2005.

During the period from on or about August 1st, 2002 through May 31st, 2004, the
Company's affiliate, Itrex International Corporation, raised an aggregate of approximately $1,093,330 in the form of convertible notes. The terms of the notes are that the pay 12 percent interest per annum for the period outstanding and are convertible into the Companies common stock at a rate between $.002 and
$.15 per share. A portion of these funds were utilized for the payment of certain professionals required to assist in the preparation of the Company's corporate legal work and securities filings. (See discussion, supra.) In addition, Itrex restructured Company debt and paid for business expenses attributable to 2002 and 2003 operations and for the business acquisition activities associated with Snap-It Technologies, Inc., Media Exchange, Malibu
Beach Beverage Company, Inc., and SMARTVoice Telecommunications, Inc.

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout
North America in 2004 and 2005. The Company intends to raise additional capital in the form of equity and/or debt to fund the acquisition and growth of the MBB and SMARTVoice acquisitions, as described above, which could significantly change the capital structure and cause a change of control in the Company.

Since January 2001, through the date of this Form 10-KSB, the Company has been essentially non-operative and dormant. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of the Itrex and SMARTVoice, and to pay certain of the Company's professionals,

employees and other individuals and entities in connection with attempting to restructure the Company, which includes, but is not limited to, the preparation of this Form 10-KSB.

(c) Prior History of the Company.

Golf Course Ownership, Design and Development, Management Sales of Consumer
Products, Hospitality, Food and Beverage, Internet, Internet Travel, Telephony
and Communications. As of 1997, the Company owned four golf courses and managed more than 20 other golf courses. Through April 1998, the Company was engaged in acquiring, designing, developing, constructing, owning, operating and managing private, semi-private and public golf courses throughout the United States.

At that time, the Company focused its core business activities on certain opportunities in the World Golf Village resort, a destination golf resort located near Jacksonville, Florida. The Company became actively involved in the development of various amenities, including Sam Snead's Tavern and World Golf
Spa & Bungalows, managed by Canyon Ranch Management, LLC. The Company also acquired parcels of land in the World Golf Village in December 1996 and January
1998. In addition, the Company paid $250,000 to the World Golf Village
Foundation (which included the United States Golf Association, the PGA TOUR, and
other leading golf organizations) for various consumer product license agreements at the World Golf Village, in order to establish a unique platform for sales of consumer products called "Interactive Information Technology and
Entertainment" ("IIT&E"), by means of a virtual golf pro shop, "divot.com," a product and service-based portal with direct access to the Intranet at World
Golf Village and the worldwide Internet. The license agreements covered various
Miller Golf products and related travel products for a term of 20 years.

Due to ongoing labor issues, the capital requirements associated with continued
ownership and management of its golf courses, and unsatisfactory operating results, the Company decided to refocus its business strategy on consumer products. The Company chose to continue its efforts at the World Golf Village, but instead of concentrating its efforts on golf course ownership, design and management, the Company shifted its focus to developing, licensing and marketing golf-related products and services. In July 1997, the Company sold its division responsible for managing third party-owned golf courses, and in August 1997, the
Company sold its golf course design subsidiary to KSL Fairways. (See related exhibits, infra, for terms and conditions of sale, etc.) During the period from
November 1997 through April 1998, the Company sold the golf courses it owned.

In order to implement its new strategic focus, the Company became one of the initial founding sponsors of the "FIRST TEE Program". In addition, the Company acquired or assumed certain golf-related products, companies, license agreements, and joint content revenue share distribution agreements in April
1998, including Divot Corporation, Divot Development Corporation, and Divot Golf
Corporation, a designer and supplier of golf accessories. The Company's acquisition of Divot Golf Corporation provided it with patents on several unique products. In addition, the Company acquired the assets of Divot Spa WGV, Inc.,

two parcels of land located at the World Golf Village, under a management agreement with Canyon Ranch Management, LLC.

(See related exhibits, infra, for description of consideration.)

On April 8, 1998, the Company also acquired Miller Golf, Inc., a 49-year old supplier of golf accessory products, for $4 million in cash and $300,000 in common stock of the Company. Miller Golf's product line included a wide range of logo golf products, tournament prizes, and awards to private and public golf courses and golf course management companies. At the time of its acquisition in
April 1998, Miller Golf had produced in 1997 revenues of $9.5 million, with
$900,000 in earnings before interest, taxes, depreciation and amortization
("EBITDA").

However, with the loss of the Company's World Golf Village acquisitions, including the real estate it had acquired, the Company scaled back its efforts in the areas of golf-related products and services, and concentrated its efforts and new strategic focus on its internet properties.

In approximately January 1998, the Company concluded that the Internet technology strategies developed under its IIT&E platform could increase its growth, while utilizing the licenses at the World Golf Village for which the
Company had paid $250,000. IIT&E featured golf and spa destination travel packages and consumer products ranging from logo premiums to travel packages for golf, spa, fishing and residence club shares, offered via the worldwide
Internet, the Intranet at the World Golf Village, and the Company's web-based portal, www.divot.com, its virtual golf pro shop.

The Company developed a website, "www.divot.com," with Microsoft, Hitachi PC and other strategic development partners, for which the Company paid certain hardware expenses to Hitachi PC and certain software expenses to Microsoft. The
www.divot.com website was under development to enable IIT&E to sell its golf, spa and travel-related products and services, as the Company owned property at the World Golf Village, along with world class amenities, and anticipated the purchase of Miller Golf, from which the logo products could be delivered in a business-to-business e-commerce platform. In mid-1998, the Company acquired the exclusive rights to golf- related content on www.freeride.com, an Internet community site.

In February 1999, facing a challenge ostensibly led by a recalcitrant shareholder who sought to oust the Company's existing management team, in response to representations that the Company's proposed new management team, headed by Jeremiah F. Daly, had obtained certain financing commitments necessary for the Company to maintain its asset base and to cure a technical default of its wholly-owned subsidiary, Miller Golf (which Mr. Daly served as President), to its senior secured lender, Citizens Bank of Massachusetts, and in order to avoid using the Company's resources in litigation, Mr. Cellura elected to resign as the Chairman and CEO of the Company. However, between February 1999 and June
1999, new management was unable to deliver the reported new funding commitments, and the Company proceeded to lose all of its assets and properties at the World
Golf Village, including the real estate it had acquired. In addition, Miller
Golf was sold to certain insiders of the Company, including its previous owner,

in a private transaction for $1.2 million, although the Company had paid $4.3 million ($4 million in cash and $300,000 in stock) to acquire Miller Golf in
April 1998, little more than a year prior to the forced sale of Miller Golf by the Company.

In June 1999, Mr. Cellura was re-appointed as Chairman and CEO of the Company.
Upon the resumption of his prior positions, $10 million in new funding commitments were quickly established in order to take the Company forward, which permitted the implementation of the Company's new IIT&E Internet marketing strategies.

In late 1999, after the demise of the Company's golf-related products and services operations, the Company repositioned itself as a value-added service provider, specializing in business-to-business e-commerce applications, distribution services, and on-line marketing solutions to the travel industry worldwide. Through its wholly-owned subsidiary, OrbitTravel.com, Inc., the
Company refocused its efforts on the creation of an independent travel, entertainment, and financial distribution and e-commerce business that specialized in assisting travel suppliers and tourism destinations in promoting, distributing and selling their products electronically to travel purchasers worldwide, by means of the Internet, airline global distribution systems,
America Online, British Airways, and One World, an affiliation of the largest airlines, private "intranets" and other electronic distribution networks.

Current Strategic Planning.

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout
North America in 2004 and 2005. The Company intends to raise additional capital in the form of equity and debt to fund the acquisition and growth of its recent acquisitions, as described above, which could significantly change the capital structure and cause a change of control in the Company.

(d) Employees.

As of December 31st, 2003, the Company has one full-time employee, Joseph R.
Cellura, who serves in the capacities of Chairman of the Board of Directors and
Chief Executive Officer. Since May 1, 2004, Frederick J. Alger, CPA, MBA has
served as interim Chief Financial Officer. In addition, Douglas R. Dollinger has served the Company as Chief Legal Officer at various times since February 1999 through the current reporting period. During this time, Mr. Dollinger has been significantly involved in the day-to-day management of the Company's business and legal operations. (But see "Legal Proceedings," infra. See also Footnote 1, supra.) The Company currently also has one consultant, Peter Chu, other than professionals employed to address legal, accounting, audit and tax matters.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal business office is located at 1990 South Bundy Drive,
Suite No. 650, Los Angeles, California 90025. The Company's telephone number is
(310) 740-6870. The Company occupies 500 square feet at this location. The
Company leases its office at a rate of $4,000.00 per month pursuant to a lease expiring in June 2005. Future minimum lease payments are as follows:

2004: $48,000 2005: $24,000

Rent expense for the years ended December 31, 2003 and 2002 including the above lease was $ 36,687.00 and $0.00.

The Company also maintains common services in affiliates' offices located in
Maitland, Florida, Roswell, Georgia, and New York City, New York. [See Financial
Information, infra.]

ITEM 3. LEGAL PROCEEDINGS.

I. Previously non-disclosed, Pending or Threatened Litigation. In regard to pending or threatened litigation, the Company submits the following:

A. In early October 2001, the Company commenced suit in the United States
District Court for the Southern District of New York in which it sought to recover $200 million in damages and other relief against Teakwood Ventures, LLC and several related parties, including Aditha Reksono, Dilip Missand, Cambridge
Management Systems, Ltd., Global Systems Consulting, Ltd., the Europe
Corporation, AsiaGateway.com, Ltd., Lilijanti Sudarto and Ina Indrawati. The
claims included allegations of fraud, misrepresentation, breach of contract, violation of RICO statutes, and other claims. On October 18, 2001, the Company reached an overall settlement with the defendants, pursuant to which the shares which had been issued to the defendants were to be returned to the Company. The total number of shares of the Company's common stock to be returned in accordance with the "Teakwood Settlement" was approximately 184,277,000 shares.

B. ORBIT BRANDS CORPORATION, a Delaware corporation, Itrex International
Corporation, a Delaware corporation, and Joseph R. Cellura, Plaintiffs, vs.
Douglas R. Dollinger, Joanne Bertolini, Dean E. Miller, etc., et al.,
Defendants, Los Angeles County Superior Court Case No. BC 309 942.

Nature of the Litigation: The Company, through its subsidiary, Itrex
International Corporation, and Mr. Cellura, personally, commenced suit against the above-named individuals in the Superior Court of the State of California for
the County of Los Angeles, seeking damages for breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts, and an accounting. The Company anticipates that the suit will be amended, possibly to add additional parties, as well as to include additional claims against the original defendants.

As noted in Item 1, "Description of Business," Footnotes 1 and 2, supra, despite its best efforts, the Company has been unable to obtain certain books and records in the custody and possession or under the control of its Chief Legal
Officer, Douglas R. Dollinger, who has to date, despite numerous requests and demands made by and on behalf of the Company, failed and refused to deliver such books and records to the Company. The Company has continued to demand the turnover of such books and records, inter alia, and has commenced the referenced litigation against Mr. Dollinger, among others, for the failure and refusal to return these documents to the Company, among other claims asserted against Mr.
Dollinger in the lawsuit.

During the past two years, the Company did not file its 2002 and 2003 tax returns, nor did it file its SEC Form 10-KSB, Form 10-Q, or Form 8-K reports, as they were due, or other securities reports and filings, due to certain internal communication problems, inter alia, with Mr. Dollinger. As the Company's Chief
Legal Officer, Mr. Dollinger was responsible for the Company's Delaware franchise tax filings, as well as its federal and state income tax returns and all federal and state securities reports and filings, none of which, as noted
above, were filed during the years in question. (See "Controls and Procedures,"
infra.) The Company is further informed and believes that Mr. Dollinger has attempted to intervene in the Company's efforts to bring itself back into compliance with its regulatory reporting and filing obligations, and that Mr.
Dollinger also has contacted a number of the Company's professionals to discourage their completion of their engagement(s) to do so during the past several months. These matters may constitute additional material facts and issues in the above-referenced litigation against Mr. Dollinger.

Progress to Date: The Company filed the Complaint on February 2, 2004. None of the defendants has yet answered the Complaint or otherwise filed a response, but none of the defendants is yet in default. The Company intends to vigorously prosecute the suit against all of the named defendants.

Evaluation Outcome: The total amount of damages claimed by the Company exceeds
$1 million. It is not possible to predict the outcome of the lawsuit or the amount of damages, if any, that the Company may be able to recover against the defendants. B. Dean E. Miller, Plaintiff, vs. Orbittravel.Com Corporation and
Joseph R. Cellura, Defendants; ORBIT BRANDS CORPORATION and Joseph R. Cellura,
Counterclaimants, vs. Dean E. Miller, Counter-Defendant, Delaware Court of
Chancery Case No. CA 253-N.

C. Nature of the litigation: The Company and Mr. Cellura are named as defendants in this suit, which was filed in Delaware Chancery Court by a former employee of the Company, Dean Miller, who was terminated in or about 2001. Mr. Miller also is a minority shareholder in the Company. Neither the Company nor Mr. Cellura
were served with the lawsuit, although they discovered through an audit that the lawsuit was filed in Delaware on February 13, 2004 and purportedly served on the
Company's designated agent for service of process on February 26, 2004. The suit is based upon an alleged failure to hold annual stockholders meetings, and further alleges claims for breach of fiduciary duties, and misappropriation and embezzlement of funds and securities.

Progress to Date: Despite the fact that the Company and Mr. Cellura learned of the existence of the lawsuit by chance, they have answered the lawsuit and filed their own counterclaim against Mr. Miller in the Chancery Court, seeking declaratory relief to the effect that Mr. Miller's claims are wholly without merit and that he lacks standing to assert them. Both the Company and Mr.
Cellura categorically deny each and all of Mr. Miller's contentions, and they each intend to vigorously defend the lawsuit and to prosecute their counterclaims against Mr. Miller and third- party claims against parties in addition to Mr. Miller, as deemed appropriate.

Evaluation Outcome: Based upon the recency of the commencement of the lawsuit, it is not possible to predict the outcome of the lawsuit or the amount of damages, if any, for which the defendants could be determined to be liable.

II. Unasserted Claims and Assessments. The Company currently is unaware of any unasserted claims or assessments contemplated against the Company which are not discussed elsewhere in this Report.

III. Other Matters. With regard to other matters, please be advised that the
Company is aware of no other threatened lawsuits or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In July 2003, under Delaware General Law 228, the Company received approval from greater than 51% of the Company's issued and outstanding common shares held by less than 9 shareholders approving the following actions:

-- To authorize the proposed change of the Company's name to ORBIT BRANDS
CORPORATION in order to more accurately reflect the business of the Company
[this occurred formally as of March 18, 2004];

-- To authorize the reverse split of the Company's stock 500 to 1 at year end
2003 [this was deferred to 2004];

-- To change the Company's auditors; and

-- To authorize the change in the Company's stock transfer agent [this also was deferred until April 2004].

In April 2004, under Delaware General Law 228, the Company received approval from greater than 51% of the Company's issued and outstanding common shares held by less than 9 shareholders approving the following actions:

-- To authorize and approve the election of a third-Director to fill a vacancy in the Company's Board of Directors;

-- To adopt and approve an amendment to the Company's Amended Certificate of
Incorporation to ratify the change of the Company's name to ORBIT BRANDS
CORPORATION and to increase the total number of shares the Company is authorized to issue to two billion (2,000,000,000) shares of common stock, at $.001 par value per share, and ten million (10,000,000) shares of preferred series A stock, at $.001 par value per share;

-- To ratify the prior appointment of the Company's auditors, based upon the discretion of the Company's Board of Directors;

-- To appoint various professionals as the Company's General Counsel, SEC
Counsel, and Delaware Counsel;

-- To authorize the Company's participation in certain legal proceedings, as described above;

-- To ratify the prior appointment of an escrow agent for certain of the
Company's common stock beneficially owned by the "Teakwood Group" of the
Company's shareholders;

-- To approve a proposed financing transaction between the Company, certain of its shareholders and a qualified third party lender, and to authorize the negotiation of additional financing opportunities deemed advisable by the Board of Directors;

-- To authorize the Company to enter into transactions to acquire SMARTVoice
Telecommunications, Inc. and Malibu Beach Beverage Company, Inc., as described, infra;

-- To ratify the prior formation, transactions and activities of Itrex, and of
Itrex with the Company;

-- To approve and authorize the Company to enter into a proposed settlement of certain legal proceedings known and identified as the "Guerin Action";

-- To approve and authorize the filing of registration statements with the
Securities and Exchange Commission ("SEC") for public offerings of the securities of SMARTVoice and MBB, in the discretion of the Board of Directors;

-- To authorize the Board of Directors, in its discretion, to cause the Company to file for relief under the applicable provisions of the United States
Bankruptcy Code, if necessary; and

-- To ratify, confirm and approve prior actions taken by any officer or director of the Company in furtherance of the foregoing resolutions.

                                    PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On May 31st, 2004, the Company had approximately 600 stockholders of record of its common stock. The Company has not declared or paid any dividend on its common stock since its inception. The Company does not anticipate declaring or paying any dividends on its common stock for the foreseeable future.

The Company's common stock was de-listed on March 22, 1999 from the NASDAQ's
National Market System ("NMS"), and traded on the "Bulletin Board" until on or about June 1, 2003, when it was delisted. Thereafter, the Company's stock has since been traded on the "Pink Sheets." The Company intends to list its common stock on the Bulletin Board, but it cannot assure it will be able to do so. (SEE
"Risk Factors".)

The quotations set forth herein may reflect inter-dealer prices, without retail market, mark-down or commission, and may not represent actual transactions.

Its common stock has been traded over-the-counter under the symbol "OBTV". The following table sets forth the quarterly high and low sales prices per share of the Company's common stock as reported on the over-the-counter market:

Source of Quotations: NASDAQ Electronic Market Quotation System.

                                  Closing Price

Per Share
Period or Quarter                                 High    Low
First Quarter 2001 .............................. .015   .003
Second Quarter 2001.............................. .009   .001
Third Quarter 2001............................... .009   .001
Fourth Quarter 2001.............................. .004   .001
First Quarter 2002 .............................. .000   .000
Second Quarter 2002.............................. .000   .000
Third Quarter 2002............................... .000   .000
Fourth Quarter 2002.............................. .004   .004
First Quarter 2003 .............................. .002   .002
Second Quarter 2003 ............................. .004   .003
Third Quarter 2003 .............................. .002   .002
Fourth Quarter 2003 ............................. .004   .004

On March 1, 2002, the last reported sales price of the Company's common stock on the over-the-counter market was $.002 per share.

Recent Sales of Unregistered Securities

During the period January 1, 2001 through May 31st, 2004, the Company issued, by itself, and through its affiliate (and subsequently wholly-owned subsidiary)
Itrex an aggregate of approximately $7,850,472 of unregistered convertible debentures to approximately 162 investors and service providers, convertible into the Company's common stock (the "Debentures"). Approximately $239,940.76 of the proceeds from the sale of the Debentures was used to fund the working capital of SMARTVoice, which subsequently became the Company's wholly-owned subsidiary. (See "Business of the Company", MD&A, and "Financial Information").
Approximately $730,530.00 of the proceeds from the sale of the Debentures was used to fund the working capital of the Company. (See Business of the Company",
MD&A, and "Financial Information") Approximately $100,000 of the proceeds from the sale of the Debentures was used to fund the working capital of Malibu Beach
Beverage Group, LLC, an entity 25% beneficially owned by the Company's Chairman and Chief Executive Officer Joseph R.Cellura, and from whom Itrex subsequently obtained certain rights to receive revenue in the form of royalties (See
Business of the Company", MD&A, and "Financial Information"). The Company
believes, but cannot assure that these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the
"Act"), in that the Company believes that each transaction met the criteria for the private placement exemption provided by Section 4(2). No underwriters were used in these transactions, nor were any commissions paid to anyone by the
Company. The amount purchased or value for services rendered, the date of transaction, the type and amount of consideration received by the Company, the conversion rates, and the uses of proceeds are set forth in the table below:

                                              2001
   Title of Transaction             Amount           Consideration         Conversion    Use of Proceeds

Convertible Promissory Note       2,000,000               NA                   0.15  General Working Capital

Convertible Promissory Note       1,500,000               NA                  0.045  General Working Capital

Convertible Promissory Note       7,500                   NA                  0.045  General Working Capital

Convertible Promissory Note       7,500                   NA                  0.045  General Working Capital

Convertible Promissory Note       75,000                  NA                  0.015  General Working Capital

Convertible Promissory Note       130,000                 NA                  0.015  General Working Capital

Convertible Promissory Note       600,000                 NA                  0.015  General Working Capital

Convertible Promissory Note       25,000                  NA                  0.045  General Working Capital

Convertible Promissory Note       450,000                 NA                  0.045  General Working Capital

Convertible Promissory Note       7,500                   NA                  0.045  General Working Capital

Convertible Promissory Note       100,000                 NA                  0.045  General Working Capital

Convertible Promissory Note       7,500                   NA                  0.045  General Working Capital

Convertible Promissory Note       34,840                  NA                  0.035  General Working Capital

Convertible Promissory Note       50,000                  NA                  0.035  General Working Capital

Convertible Promissory Note       50,000                  NA                  0.035  General Working Capital

Convertible Promissory Note       138,133                 NA                  0.035  General Working Capital

Convertible Promissory Note       435,503                 NA                  0.035  General Working Capital

Convertible Promissory Note       8,710                   NA                  0.035  General Working Capital

Convertible Promissory Note       8,710                   NA                  0.035  General Working Capital

Convertible Promissory Note       104,521                 NA                  0.035  General Working Capital

Convertible Promissory Note       384,471                 NA                  0.035  General Working Capital
____________________________________________________________________________________________________________
Total                             6,124,889

                                              2002
Date      Title of Transaction             Amount           Consideration     Conversion    Use of Proceeds

11/07/02  Convertible Promissory Note    $ 100,000.00       $  50,000.00         0.0150  General Working Capital

12/17/02  Convertible Promissory Note    $ 60,000.00        $  30,000.00         0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 25,000.00        $  25,000.00                0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 10,000.00        $  10,000.00                0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 15,000.00        $  15,000.00                0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 10,000.00        $  10,000.00                0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 7,000.00         $  7,000.00                 0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 5,000.00         $  5,000.00                 0.0150  General Working Capital

08/01/02  Convertible Promissory Note    $ 1,500.00         $  1,500.00                 0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 378,121.00              Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 40,000.00               Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 50,000.00               Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 171,524.00              Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 75,000.00               Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 40,000.00               Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 75,000.00               Services             0.0150  General Working Capital

01/01/02  Convertible Promissory Note    $ 604,000.00              Services             0.0454  General Working Capital

01/01/02  Convertible Promissory Note    $1,200,000.00             Services             0.0020  General Working Capital

01/01/02  Convertible Promissory Note    $ 256,000.00              Services             0.0454  General Working Capital

01/01/02  Convertible Promissory Note    $ 450,000.00              Services             0.0454  General Working Capital

01/01/02  Convertible Promissory Note    $ 256,000.00              Services             0.0454  General Working Capital
_______________________________________________________________________________________________________________________
          Total                          $3,829,145.00      $153,500.00

Date   Title of Transaction                    Shares             Stock             Type of Stock

          Common Stock from Promissory
10/15/02  Notes                            1,435,121           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            1,435,121           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            1,435,121           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            2,152,681           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            1,000,000           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            1,435,121           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            1,435,121           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            3,964,758           Common            Unrestricted
          Common Stock from Promissory
10/15/02  Notes                            12,500,000          Common            Unrestricted
          Common Stock from Promissory
11/05/02  Notes                            250,000             Common            Unrestricted
          Common Stock from Promissory
11/05/02  Notes                            250,000             Common            Unrestricted
          Common Stock from Promissory
11/05/02  Notes                            3,000,000           Common            Unrestricted
          Common Stock from Promissory
11/05/02  Notes                            11,035,242          Common            Unrestricted
_____________________________________________________________________________________________
          Total                            41,328,286

          Common Stock from Promissory
10/15/02  Notes                            12,500,000          Common            Restricted issued without legend
_________________________________________________________________________________________________________________
          Total                            53,828,286

                                                         2003
Date      Title of Transaction                Amount           Consideration         Conversion    Use of Proceeds

02/07/03  Convertible Promissory Note     $  40,000.00            $  20,000.00          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  60,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  26,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  26,000.00                Services          0.015  General Working Capital

01/01/03  Convertible Promissory Note     $  20,000.00                Services          0.015  General Working Capital
06/09/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
06/25/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  25,000.00                Services          0.015  General Working Capital
07/01/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
07/08/03  Convertible Promissory Note     $  80,000.00            $  40,000.00          0.015  General Working Capital
12/14/03  Convertible Promissory Note     $  100,000.00           $  50,000.00          0.015  General Working Capital
06/02/03  Convertible Promissory Note     $  20,000.00            $  10,000.00          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  75,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  50,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  50,000.00                Services          0.015  General Working Capital
10/21/03  Convertible Promissory Note     $  4,000.00             $   2,000.00          0.015  General Working Capital
10/20/03  Convertible Promissory Note     $  6,000.00             $   3,000.00          0.015  General Working Capital
11/10/03  Convertible Promissory Note     $  10,130.00            $   5,000.00          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  75,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  75,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  75,000.00                Services          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  40,000.00                Services          0.015  General Working Capital
12/15/03  Convertible Promissory Note     $  3,000.00             $   1,500.00          0.015  General Working Capital
01/01/03  Convertible Promissory Note     $  3,000.00                 Services          0.015  General Working Capital
12/29/03  Convertible Promissory Note     $  20,000.00            $  10,000.00          0.015  General Working Capital
12/17/03  Convertible Promissory Note     $  50,000.00            $  25,000.00          0.015  General Working Capital
12/31/03  Convertible Promissory Note     $  2,000.00             $   1,000.00          0.015  General Working Capital
12/12/03  Convertible Promissory Note     $  4,000.00             $   2,000.00          0.015  General Working Capital
12/16/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
12/16/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
12/16/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
12/16/03  Convertible Promissory Note     $  6,600.00             $   3,300.00          0.015  General Working Capital
12/16/03  Convertible Promissory Note     $  3,000.00             $   1,500.00          0.015  General Working Capital
12/29/03  Convertible Promissory Note     $  10,000.00            $   5,000.00          0.015  General Working Capital
______________________________________________________________________________________________________________________
          Total                          $1,018,730.00            $ 209,300.00

Date      Title of Transaction                  Shares        Consideration      Conversion    Use of Proceeds

03/28/03  Common Stock Purchase Warrants     25,000,000.00    Services                         General Working Capital
03/28/03  Common Stock Purchase Warrants     75,000,000.00    Services                         General Working Capital
______________________________________________________________________________________________________________________
          Total                             100,000,000.00

                                                              2004
Date   Title of Transaction                       Amount           Consideration      Conversion    Use of Proceeds

12/30/03  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
01/12/04  Convertible Promissory Note      $  12,454.28           $    6,227.14          0.015  General Working Capital
01/12/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/12/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/12/04  Convertible Promissory Note      $   5,000.00           $    2,500.00          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  15,600.00           $    7,800.00          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  50,000.00                Services          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  50,000.00                Services          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  50,000.00                Services          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  60,000.00                Services          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $ 300,000.00                Services          0.015  General Working Capital
01/14/04  Convertible Promissory Note      $  60,000.00                Services          0.015  General Working Capital
01/18/04  Convertible Promissory Note      $  50,000.00           $   25,000.00          0.015  General Working Capital
01/18/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/22/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/18/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/20/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital

01/20/04  Convertible Promissory Note      $  40,000.00                Services          0.015  General Working Capital
01/20/04  Convertible Promissory Note      $  18,000.00                Services          0.015  General Working Capital
01/20/04  Convertible Promissory Note      $   2,000.00                Services          0.015  General Working Capital
01/26/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
01/26/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/26/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
01/26/04  Convertible Promissory Note      $   6,000.00           $    3,000.00          0.015  General Working Capital
01/26/04  Convertible Promissory Note      $   1,000.00           $      500.00          0.015  General Working Capital
01/28/04  Convertible Promissory Note      $   8,000.00           $    4,000.00          0.015  General Working Capital
01/28/04  Convertible Promissory Note      $   1,000.00           $      500.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  10,000.00           $    2,000.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $   5,000.00           $    2,500.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
02/10/04  Convertible Promissory Note      $  15,000.00           $    7,500.00          0.015  General Working Capital
02/10/04  Convertible Promissory Note      $  15,000.00           $    7,500.00          0.015  General Working Capital
02/10/04  Convertible Promissory Note      $  75,000.00           $   37,500.00          0.015  General Working Capital
02/11/04  Convertible Promissory Note      $  20,250.00           $   10,125.00          0.015  General Working Capital
02/11/04  Convertible Promissory Note      $  21,038.00                Services          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  75,000.00                Services          0.015  General Working Capital
02/20/04  Convertible Promissory Note      $  15,000.00           $    7,500.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $   1,600.00           $      800.00          0.015  General Working Capital
01/30/04  Convertible Promissory Note      $  25,000.00                Services          0.015  General Working Capital
01/31/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
01/31/04  Convertible Promissory Note      $     500.00           $      250.00          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $  16,000.00           $    8,000.00          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $  74,000.00           $   37,000.00          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $ 290,000.00                Services          0.015  Licensing Agreement
03/12/04  Convertible Promissory Note      $ 200,000.00                Services          0.015  Subsidiary Funding
03/12/04  Convertible Promissory Note      $  50,000.00                Services          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $  50,000.00                Services          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $   5,000.00                Services          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $   2,500.00                Services          0.015  General Working Capital
03/12/04  Convertible Promissory Note      $   2,500.00                Services          0.015  General Working Capital
03/24/04  Convertible Promissory Note      $  91,055.06           $   47,527.53          0.015  General Working Capital
03/26/04  Convertible Promissory Note      $ 200,000.00           $  100,000.00          0.015  General Working Capital
03/30/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
03/30/04  Convertible Promissory Note      $  22,000.00           $   11,000.00          0.015  General Working Capital
03/30/04  Convertible Promissory Note      $  18,000.00           $    9,000.00          0.015  General Working Capital
03/31/04  Convertible Promissory Note      $   5,000.00                Services          0.015  General Working Capital
04/01/04  Convertible Promissory Note      $   3,500.00                Services          0.015  General Working Capital
04/20/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
04/20/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
04/26/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
04/30/04  Convertible Promissory Note      $   4,000.00           $    2,000.00          0.015  General Working Capital
04/30/04  Convertible Promissory Note      $   2,000.00           $    1,000.00          0.015  General Working Capital
04/30/04  Convertible Promissory Note      $  24,000.00           $   12,000.00          0.015  General Working Capital
04/30/04  Convertible Promissory Note      $   2,000.00           $    1,000.00          0.015  General Working Capital
04/30/04  Convertible Promissory Note      $  20,000.00           $   10,000.00          0.015  General Working Capital
04/30/04  Convertible Promissory Note      $  10,000.00           $    5,000.00          0.015  General Working Capital
03/29/04  Convertible Promissory Note      $   1,000.00           $      500.00          0.015  General Working Capital
03/31/04  Convertible Promissory Note      $   1,600.00           $      800.00          0.015  General Working Capital
03/31/04  Convertible Promissory Note      $   6,000.00           $    3,000.00          0.015  General Working Capital
03/30/04  Convertible Promissory Note      $   2,000.00           $    1,000.00          0.015  General Working Capital

03/29/04  Convertible Promissory Note      $   2,000.00           $    1,000.00          0.015  General Working Capital
05/19/04  Convertible Promissory Note      $  12,000.00           $    6,000.00          0.015  General Working Capital
05/19/04  Convertible Promissory Note      $  15,000.00           $    7,500.00          0.015  General Working Capital
05/19/04  Convertible Promissory Note      $   1,000.00           $      500.00          0.015  General Working Capital
05/10/04  Convertible Promissory Note      $   4,000.00           $    2,000.00          0.015  General Working Capital
05/10/04  Convertible Promissory Note      $   5,000.00           $    2,500.00          0.015  General Working Capital
05/10/04  Convertible Promissory Note      $   4,000.00           $    2,000.00          0.015  General Working Capital
05/19/04  Convertible Promissory Note      $   6,000.00           $    3,000.00          0.015  General Working Capital
05/10/04  Convertible Promissory Note      $   4,000.00           $    2,000.00          0.015  General Working Capital
05/10/04  Convertible Promissory Note      $  30,000.00           $   15,000.00          0.015  General Working Capital
05/26/04  Convertible Promissory Note      $ 250,000.00           $  155,000.00          0.015  General Working Capital
05/26/04  Convertible Promissory Note      $ 240,000.00                Services          0.050  Preferred Vendor Terms
_______________________________________________________________________________________________________________________
              Total                       $3,002,597.00           $  730,530.00

As described above, the responsibility for all of the Company's corporate governance, the Company's filing and payment of its local, state and federal tax returns and taxes, the Company's preparation and filing of its quarterly and annual federal securities reports and related periodic filings, the Company's issuance of legal opinions regarding a variety of subjects, and the Company's maintenance and preservation of its books and records, all had reposed in the
Company's Chief Legal Officer, Mr. Douglas R. Dollinger, up to and including
October 2003.

The relationship between Mr. Dollinger and the Company became strained in 2003, and by October 2003, it had become sufficiently problematic that the Company determined that changes were mandated, particularly after the Company received certain communications from Mr. Dollinger on or about October 14, 2003. At that point, the Company sought to retrieve its books and records and other documents in Mr. Dollinger's possession or control. After a number of unsuccessful attempts to obtain the Company's books and records from Mr. Dollinger, the
Company embarked on a course of reconstructing its books and records independently of Mr. Dollinger and his "administrative assistant," Ms. Joanne
Bertolini.

During the course of the following months, through March 2004, the Company began to take the necessary actions to file its hitherto unfiled corporate tax returns, pay its corporate franchise taxes, revive its corporate charter and reinstate its good standing in the State of Delaware, and defend litigation in the Delaware Court of Chancery brought by a terminated former employee and minority shareholder, Dean E. Miller. In addition, the Company resuscitated its relationships with its stock transfer agent, its outside accountants and its outside auditors, all of whom had suspended or terminated their engagements with the Company based on lack of communication and/or failure to pay their respective professional fees and expenses. The Company thereupon undertook to bring itself back into compliance with applicable securities laws and regulations, beginning with its Form 10-KSB filing for the 2003 calendar year.

Prior to these events, on or about August 22nd, 2003, a majority of the shareholders of the Company, acting pursuant to written consent in lieu of notice under Delaware General Corporate Law Section 228, approved the change in the Company's auditors to the firm of Stark Winter Schenkein & Co., LLP, as well as the change in the Company's name from OrbitTRAVEL.com Corporation to ORBIT
BRANDS CORPORATION. Both of these changes were disclosed in the filing of an SEC
Form 8-K on or about August 22nd, 2003. Mr. Dollinger personally prepared and/or was aware of each of these documents at the time they were executed or filed.
The Form 8-K was provided to the Company's outside accountants, Kingery, Crouse
& Hohl, P.A. for preparation for filing, and subsequent filing, with the SEC.

With respect to the Company's preferred stock, on October 16, 2003, Mr. Cellura notified the Board of Directors that he intended to convert a portion of the
Company's $3.4 million indebtedness to him to preferred stock. Unbeknownst to
Mr. Cellura or the Company at that time, among many other duties and responsibilities which the Company ultimately learned Mr. Dollinger had not performed in 2002 and 2003, the Company's certificate of incorporation had never been amended to authorize the issuance of preferred stock in accordance with the
June 24, 1999 Settlement Agreement between the Company and Mr. Cellura. As a result, no action could be taken at that time to cause the issuance of preferred stock to Mr. Cellura.

Thereafter, following the Company's renewal of its good standing in the State of
Delaware and the resolution of its relationship with its stock transfer agent, inter alia, on April 29, 2004, a majority of the shareholders of the Company, acting pursuant to written consent in lieu of notice under Delaware General
Corporate Law Section 228, approved an amendment to the Company's Certificate of
Incorporation which authorized 10,000,000 shares of Series A Preferred Stock.

During April 2004 the Company amended its Articles of Incorporation to increase its authorized capital to 2,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. The Company also authorized the designation of Series A convertible preferred stock as follows:

        (a) Designation. The series of Preferred Stock created hereby shall be designated the "Series A Preferred Stock".

        (b) Authorized Shares. The number of shares of Series A Preferred Stock shall be Ten Million (10,000,000) Shares.

        (c) Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of junior capital stock, including Common Stock, an amount equal to the market value of the Series A Preferred Stock as of such date divided by the number of common shares into which this series of preferred stock converts per share, plus accrued and unpaid dividends (the "Liquidation Preference"). If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the holders of the Series A
Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Corporation shall be distributed ratably among the holders of the Series

A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Corporation, nor the sale, lease or transfer by the Corporation of all or a part of its assets, shall be deemed a liquidation, dissolution or winding up of the Corporation, for purposes of this Section ( c ).

        (d) Dividends. The Series A Preferred Stock shall not be entitled to receive any dividends.

        (e) Conversion Rights. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 100:1 fully paid and nonassessable shares of the Corporation's Common Stock, provided, however, that such conversion would not violate any applicable federal, state or local law, rule, or regulation, or any judgment, writ, decree or order binding upon the
Corporation or the holder, or any provision of the Corporation's or the holder's
Amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation or the holder are parties, or by which they are bound. Said conversion rate shall be subject to equitable adjustment at the reasonable discretion of the Board of Directors of the
Corporation in the event of the occurrence of capital events which make such adjustment appropriate, such as a dividend payable in shares of common stock, combinations of the common stock, a merger or consolidation, or the like.

        (i) Conversion Procedure.

        The holder shall effect conversions by surrendering the certificate(s)
        representing the Series A Preferred Stock to be converted to the
        Corporation, together with a form of conversion notice satisfactory to the Corporation, which shall be irrevocable. If the holder is converting less than all of the shares of Series A Preferred Stock represented by the certificate tendered, the Corporation shall promptly deliver to the holder a new certificate representing the
        Series A Preferred Stock not converted. Not later than five (5)
        trading days after the conversion date, the Corporation shall deliver to the holder a certificate or certificates, which shall be subject to restrictive legends and trading restrictions required by law, representing the number of shares of Common Stock being acquired upon the conversion; provided, however, that the Corporation shall not be obligated to issue such certificates until the Series A Preferred
        Stock is delivered to the Corporation. If the Corporation does not deliver such certificate(s) by the date required under this paragraph
        (e)(I), the holder shall be entitled, by written notice to the
        Corporation at any time on or before receipt of such certificate(s), to rescind such conversion.

        (ii) Value Maintenance and Reset Provision

        The number of common shares that this series of convertible preferred shares convert into is initially set as of the date of this certificate. The number of shares is calculated by taking the conversion ratio and multiplying the amount of common shares available per preferred share by the number of preferred shares designated by the preferred share certificate attached to this certificate. However,

        this number shall be adjusted at the end of each month, or on any date upon which a demand for conversion occurs. The purpose of this provision is to maintain the original underlying value of the preferred shares on the date of the original issuance of the preferred shares. This will be accomplished using the following formula:

        One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to, i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 ? ($5 per share ? $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance.

        (iii) Conversion Penalty.

        In the event the Corporation breaches its obligation to timely deliver the Common Stock on conversion, without limiting the shareholder's other rights and remedies, the Corporation shall pay to the shareholder $5.00 per day for each such breach for each 1000:1 shares of Common Stock subject to the conversion, with pro rata payments for amounts less than 1000:1 shares.

        (iv) Adjustments on Stock Splits, Dividends and Distributions.

        If the Corporation, at any time while any Series A Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock (whether payable in shares of its Common
        Stock or of capital stock of any class), (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or
        (d) issue reclassification of shares of Common Stock into any shares of capital stock of the Corporation, the Conversion Ratio shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction, of which the numerator shall be the number of shares of
        Common Stock of the Corporation outstanding after such event and the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph
        (e)(iv) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, or immediately after the effective date in the event of a subdivision, combination or reclassification. Whenever the
        Conversion Ratio is adjusted pursuant to this paragraph, the
        Corporation shall promptly mail to the shareholder a notice setting forth the Conversion Ratio after such adjustment and a brief statement of the facts requiring such adjustment.

        (v) Adjustments on Reclassifications, Consolidations and Mergers.

        In the event of a reclassification of the Common Stock or a consolidation or merger of the Corporation with or into another person, the sale or transfer of all or substantially all of the assets of the Corporation, or any compulsory share exchange pursuant to which the Common Stock is converted into other securities, cash or property, then each holder of Series A Preferred Stock then outstanding shall have the right thereafter to convert such Series A Preferred Stock only into the shares of stock or other securities or property receivable upon, or deemed to be held by holders of Common Stock following, such reclassification, consolidation, merger, sale, transfer or share exchange, and the holder shall be entitled upon such event to receive such amount of securities or property as the shares of the Common Stock into which such Series A Preferred Stock could have been converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange would have been entitled. The terms of any such consolidation, merger, sale, transfer or share exchange shall include such terms as are necessary or required in order to continue to give to the holder the right to receive the securities or property set forth in this paragraph (e)(v)
        upon any conversion following such consolidation, merger, sale, transfer or share exchange. This provision shall similarly apply to successive reclassifications, consolidations, mergers, sales, transfers or share exchanges.

        (vi) Fractional Shares; Issuance Expenses.

        Upon a conversion of Series A Preferred Stock, the Corporation shall not be required to issue stock certificates representing fractions of shares of Common Stock, but shall issue that number of shares of
        Common Stock which is rounded to the nearest whole number. The issuance of certificates for shares of Common Stock on conversion of
        Series A Preferred Stock shall be made without charge to the holder for any documentary stamp or similar taxes that may be payable in respect of the issuance or delivery of such certificate, provided that the Corporation shall not be required to pay any tax that may be payable in respect of any such transfer involved in the issuance and/or delivery of any such certificate upon conversion in a name other than that of the holder, and the Corporation shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Corporation the amount of such tax, or shall have established to the satisfaction of the Corporation that such tax has been paid.

        (f) Voting Rights. Except as otherwise expressly provided herein or as required by law, the holders of shares of Series A Preferred Stock shall be entitled to vote on any matters considered and voted upon by the Corporation's
Common Stock. The holders of Series A Preferred Stock shall be entitled to 100:1 votes per share of Series A Preferred Stock. Except as otherwise expressly provided herein or as required by law, the holders of Series A Preferred Stock and the holders of Common Stock shall vote as separate classes.

        (g) Reservation of Shares of Common Stock. The Corporation covenants that it will at all times reserve and maintain available out of its authorized and unissued Common Stock, solely for the purpose of issuance upon conversion of
Series A Preferred Stock as herein provided, free from preemptive rights or any other actual contingent purchase rights of persons other than the holders of
Series A Preferred Stock, such number of shares of Common Stock as shall be issuable upon conversion of the outstanding Series A Preferred Stock. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all outstanding Series A Preferred Stock, the Corporation shall take such corporate action as may be necessary to increase the number of authorized shares of Common Stock which are required to satisfy such purpose. The Corporation covenants that all shares of Common Stock that shall be so issuable shall, upon issuance, be duly and validly authorized, issued, fully paid and nonassessable.

        (h) No Reissuance of Series A Preferred Stock. No shares of Series A
Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion or otherwise, shall be reissued, and all such shares shall be cancelled, retired and/or eliminated from the shares of capital stock which the
Corporation shall be authorized to issue.

        (I) Mandatory Redemption. There shall be no mandatory redemption.

        (j) Assignment. There shall be no restrictions prohibiting a preferred stock holder from assigning, pledging or hypothecating his, her or its preferred shares.

Subsequently, on June 3, 2004, the Company's Board of Directors met and
determined that because the Company had been unable to pay in excess of approximately $3,400,000 of accrued debt owed to Mr. Cellura as of December 31,
2003, based on previous and unpaid settlements, accrued and unpaid compensation and expenses, and accrued and unpaid benefits, and because Mr. Cellura had indicated that he was willing to forego payment of $750,000 of said indebtedness in exchange for shares of convertible preferred stock of the Company, the
Company would be authorized to issue 5,000,000 shares of the Series A convertible preferred stock to Mr. Cellura, in accordance with the Company's
Certificate of Designation of Series A Preferred Stock.

On or about February 21st, the Company entered into a Security Agreement and
Promissory Note with Sherman & Peabody, LLC ("S&P") (the "S&P Note"). Pursuant
to the S&P Agreement, S&P was to loan Itrex the sum of $250,000 for a period of up to 365 days at an interest rate of 12% per annum., secured by shares of the
Company's common stock. S&P, however, only funded $155,000 of the $250,000, and on or about June 5th, 2004, the Company and S&P reached a new agreement whereby the S&P Agreement was rescinded, S&P received an unsecured promissory note in the amount of the $155,000 it had paid the Company (the "S&P Replacement Note").
The S&P Replacement Note is convertible at S&P's option into either: (a) an amount of cash equal to the 5-day average trailing price of the Company's common shares multiplied by 5,500,000; or (b) an amount of cash equal to 150% of the outstanding balance owed by the Company to S&P. Additionally, S&P is entitled to receive a 35% Loan Management

The Company believes that it took reasonable steps to ensure that each of the offerees in these transactions was an accredited investor under Rule 501 of the
Securities Act. The Company believes, but cannot assure, that the above-
referenced recent sales of unregistered securities were effected in compliance with applicable federal securities laws and state "blue sky" securities laws. In the event that any of these transactions are, in the future, deemed not in compliance with such laws, the Company may have to give rescission offers to these securities holders. The acceptance of some or all of such rescission offers (if any) may have a materially adverse effect on the Company's finances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

*** You should read the following discussion and analysis in conjunction with the consolidated financial statements for 2002 and 2003 included in this Annual
Report on Form 10-KSB.

                            Overview and Background.

On December 5, 2002, through Itrex International Corporation, the Company executed agreements for the acquisition of all of the stock of Snap-It
Technologies, a California company ("Snap-It")

On December 5, 2002, through its affiliate (and subsequently, its wholly-owned subsidiary, Itrex International Corporation,) the Company executed agreements for the acquisition of Snap-It Technologies, a California company which developed, manufactured and distributed digital photograph kiosks. However, following the completion of its due diligence, based upon its determination that
Snap-It Technologies had not developed its product distribution sufficiently to warrant the Company's acquisition and proposed investment, the Company elected to rescind the proposed acquisition.

On March 28, 2003, through its affiliate (and subsequently, its wholly-owned subsidiary, Itrex International Corporation), the Company executed a definitive acquisition agreement to acquire Malibu Beach Beverage Company, Inc. ("MBB
Co."). MBB Co. had been in business since 1998 as a specialty beverage manufacturer of natural juice blends and teas. MBB Co. represented that it had product distribution in 30 states across North America.

On November 26, 2003, Malibu Beach Beverage Group, LLC ("MBB Group") purchased certain intellectual property rights from Amy L. Goldman, the duly appointed, qualified and acting Chapter 7 Trustee of the bankruptcy estate of MBB, Inc. in that certain Chapter 7 bankruptcy case pending in the United States Bankruptcy
Court for the Central District of California, San Fernando Valley Division, In
re: Malibu Beach Beverage Co., Inc., Debtor, Case No.: SV 01- 17743-AG,
including the right to use the trade name of "Malibu Beach Beverage Company,"
among other assets (the "Rights"), for a purchase price of $20,000. MBB Group is a Delaware limited liability company in which Joseph R. Cellura, the Company's

Chairman, Chief Executive Officer and majority shareholder, owns a 25% interest.

On or about March 14th, 2004, Malibu Beach Beverage Group, LLC, a Delaware LLC
("MBBG") entered into a tripartite licensing agreement with the Company and
Itrex (the "Tripartite Agreement"). Under the terms and conditions of the
Tripartite Agreement, the Company agreed to loan MBBG the sum of $290,000 for working capital, and Itrex, the Company's wholly-owned subsidiary, agreed to accept from MBBG a total of 80 % of the royalties derived from the sale of alcoholic beverages and mixers (the "Products"). Pursuant to a separate promissory note, MBBG agreed to repay to Itrex the sum of $100,000, plus interest, in consideration for a $100,000 loan from Itrex to MBBG made on or about March 29th, 2004. Pursuant to the terms of the Tripartite Agreement, MBBG agreed to perform the research, development, administration, marketing, and distribution of the Products. The Company's Chairman and CEO, Joseph Cellura,
holds a 25% membership interest in MBBG, entitling him to receive 25% of any and all MBBG distributions to its members (if any).

SMARTVoice was incorporated on December 18th, 2003 while on going negotiations where being conducted to acquire the rights to assets and intellectual property of another company. SMARTVoice formally became a wholly-owned subsidiary of the
Company on May 25th, 2004. Prior to that date, it was an affiliate of the
Company, and between December 16th 2003 and May 30th 2004, the Company caused certain of its convertible debenture holders to invest approximately $394,940 into SMARTVoice for use as working capital for both itself and those of the
Company on or about May 25th, 2004, SMARTVoice Telecommunications Incorporated,
a Georgia Corporation ("SMARTVoice Ga.") affiliated with SMARTVoice sold all of its right, title and interest in all intellectual property of the Voice over
Internet Protocol ("VoIP") division of SMARTVoice Ga., including but not limited to any and all copyrights and applications therefore, patents and applications therefore, trademarks and applications therefore, licensing, technology, proprietary information, software, formulas, and any other claimed proprietary information, and any other tangible and intangible intellectual property of the
VoIP division of SMARTVoice Georgia. On January 1, 2004 SMARTVoice executed
Executive employment agreements with Charles P. Shuster, as Chairman and CEO of
SMARTVoice and Frederick Alger as Chief Financial Officer of SMARTVoice.
Additionally the SMARTVoice Board of Directors met on January 6, 2004 and
authorized the offer of Executive employment agreement to Robert Barkley for the position of Senior Vice President of Business Development. The compensation has been deferred for all executive employment agreements of SMARTVoice. The Company has formed a compensation committee to review the terms of the Executive employment agreements. The Company intends to have SMARTVoice succeed to the business plan of SMARTVoice Ga. as set forth herein.

SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP Telephony is the technology of using the Internet to transport voice conversations.

SMARTVoice intends to be an IP Telephony service provider with two product lines: (1) internet protocol telephone devices and communication services, and
(2) hosted services which implement the functionality of a private branch exchange, or PBX, over data networks. Its first product line will include analog telephone adaptors and communication software and services that work over broadband networks. SMARTVoice expects to sell internet protocol telephony software and services that will enable its customers to provision and use voice communication services with IP telephones and other end-point devices.
SMARTVoice has established its website at "www.smartvoice-ip.com".

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout
North America in 2004 and 2005.

                                    M, D & A

                           FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations
contains forward-looking statements within the meaning of Section 27A of the
Securities Act and Section 21E of the Exchange Act, including our statements regarding factors that could impact our gross margins; our cost estimates under contracts accounted for using the percentage of completion method; efforts to raise additional financing; commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this
Report, including those set forth under the section entitled Factors that May
Affect Future Results. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Since February 2000 the company had begun a new product development program in certain segments of the travel industry as a content provider in kids travel, entertainment travel, technology information and financial information products
& services for the internet, broadband, third generation wireless and PDA applications. Through 2000, as a content provider and distribution vehicle, along with our Global Distribution System, management considered the company to be in a unique position to deliver its new products and services to market. As significant changes in the dot com market have evolved, beginning in late 2000 through the present, we have been negatively impacted and have had to reestablish our focus to capitalize and deploy our financial products, Brokerage
Bar and X-change software, as our primary product focus. We will attempt to spin off Orbittravelkids.com as a separate public entity which will contain certain joint content distribution partners. To date, we have been unsuccessful in our attempts to secure certain seized assets we will begin the process of a spin off or sale of Travelfile in the wholly owned subsidiary Orbittravel.com Inc.

Between January of 2001 and December of 2003, the company was unable to operate due to legal proceedings and the corresponding impact on the ability of the company to secure adequate financing to fund operations.

Risk Factors.

Investing in the Company's securities involves a high degree of risk. An investor should carefully consider the following factors and other information in this Annual Report on Form 10-KSB, including the Company's consolidated financial statements and related notes, before making a decision to invest in the Company's securities. Additional risks and uncertainties, including those generally affecting the market in which the Company operates or that the Company currently deems immaterial, may also impair the Company's current or future business. The Company has a history of losses and therefore cannot assure investors that it will be profitable.

The Company has not filed various reports required under the Securities Act of
1933 and the Securities Exchange Act of 1934, including, but not limited to,
Forms 10-Q and 10KSB for the period 2002 to 2004. Although the Company intends to file such late reports in the near future, it cannot assure when such reports will be filed.

The Company has recently experienced operating and net losses. Currently the
Company has a net operating loss carry forward. The Company lost approximately
$6.240 million in 2002 and approximately $3.024 million in 2003. In the future, the Company may not be able to generate sufficient revenue from operations to pay all of its operating or other expenses. If the Company fails to generate sufficient cash from its operations to pay these expenses, its management will need to identify other sources of funds. The Company may not be able to borrow money or issue more shares of common stock to meet its cash needs. Even if the
Company can complete such financing transactions, it may not be on terms favorable to the Company. If the Company cannot raise sufficient capital to fund operations, the Company may not be able to continue its business, and the value of its securities could decline or experience significant dilution, require a change in the capital structure of the Company, or even become worthless.

The Company's securities could experience wide fluctuations in trading price and volume, or its securities may not have a market that trades. Although the
Company intends to list its securities for trading on NASDAQ's "Bulletin Board"
exchange, there can be no assurance that it will meet the requirements of the
Bulletin Board, or otherwise be able to trade on this exchange, which could adversely impact the liquidity of the Company's securities and its ability to raise capital.

The Company's charter documents contain anti-takeover provisions that could prevent or delay a change in control of the Company, or adversely affect the market price of its common stock.

The Company's by-laws and amended certificate of incorporation give the
Company's Board of Directors the authority to issue up preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the preferred stock could be issued with other rights, including economic rights, senior to the Company's common stock, and, therefore, the issuance or conversion of the preferred stock could have an adverse effect upon the market price of the
Company's common stock, change the capital structure of the Company, or even result in a change in control.

Some provisions of Delaware law could make it more difficult for a third party to acquire the Company or hinder a change in management, even if doing so would be beneficial to the Company's shareholders. In addition, the Company may in the future adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control was at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by the Company's shareholders.

Future issuances and sales into the market of the Company's common stock will dilute its current stockholders and may depress the market price of the
Company's common stock.

As of May 26, 2004, the Company had approximately 700,680,704 million shares of its common stock outstanding and 5 million of preferred.

All of the shares issued in exchange for the outstanding convertible notes are restricted but may be eligible for resale if the note holders comply with Rule
144 of the Securities Act. The Company believes that all or substantially all of the note holders of its convertible preferred stock and convertible debt securities have held such securities for in excess of one year. Therefore, upon issuance of the common stock, such note holders may be deemed to have complied with Rule 144(d) of the Securities Act, as their holding period for the common stock may tack with their holding period for the convertible securities, as permitted by Rule 144(d)(ii) of the Securities Act. Persons who have held such securities for more than two years will be eligible to resell their shares under
Rule 144(k) of the Securities Act.

Since up to 35% of the Company's common stock is currently concentrated in the
Company's executive officers and directors and an additional approximately 35%
(collectively, approximately 70%) of the Company's voting common stock is held or controlled by parties in interest, these persons may be able to directly control the Company's future.

Because the Company's common stock is currently traded on the Over-the-Counter
Pink Sheets, sales of its common stock may:

-- cause the market price of the common stock to decrease in value;

-- decrease the level of public interest in its common stock;

-- inhibit buying activity that might otherwise help support the market price of its common stock;

-- prevent possible upward price movements in its common stock; or

-- not trade in a public market.

The Company's employment contract with its executive officer could have the effect of precluding or otherwise delaying a change in control of the Company that could be beneficial to the Company's stockholders.

The employment contract with the Company's executive officer provides for the payment of significant severance payments in the event the executive officer is terminated.

For example, Mr. Cellura's employment agreement, which expires on June 24, 2010, would require the Company to pay him, upon termination, an aggregate severance amount of up to $2.15 million plus the remaining base salary amounts, and $3.5 million in convertible preferred promissory notes due to him under the employment agreement, if the Company terminates him without cause. Even if the
Company were to be successful in terminating Mr. Cellura's employment with cause, the Company still would be required to pay him $900,000 in addition to the $3.5 million in convertible preferred promissory notes. This could have the effect of precluding or otherwise delaying a change of control of the Company that would otherwise be in the best interest of its stockholders. See Executive
Compensation--Employment Contracts, infra.

Financing Activity.

During the period January 1, 2002 through May 31st, 2004, the Company issued, by itself, and through its affiliate (and subsequently wholly-owned subsidiaries)
Itrex an aggregate of approximately $7,850,472 of unregistered convertible debentures to approximately 162 investors and service providers, convertible into the Company's common stock (the "Debentures"). Approximately $239,940.76 of the proceeds from the sale of the Debentures was used to fund the working capital of SMARTVoice, which subsequently became the Company's wholly-owned subsidiary.(See "Business of the Company", MD&A, and "Financial Information").
Approximately $753,330 of the proceeds from the sale of the Debentures was used to fund the working capital of the Company. (See Business of the Company", MD&A, and "Financial Information") Approximately $100,000 of the proceeds from the sale of the Debentures was used to secure a licensing related from Malibu Beach
Beverage Group, LLC, an entity 25% beneficially owned by the Company's Chairman and Chief Executive Officer Joseph R.Cellura, and from whom Itrex subsequently obtained certain rights to receive revenue in the form of royalties (See
Business of the Company", MD&A, and "Financial Information").

The Company intends to raise additional capital in the form of equity and debt to fund the acquisition and growth of its recent acquisitions, as described above, which could significantly change the capital structure and cause a change of control in the Company.

Results of Operations.

As described herein, the Company was inactive from an operational standpoint and therefore generated no revenue during the reporting period.

Comparison of 2002 to 2003.

Revenues.

The Company the company generated no revenue in 2002 and no revenue in 2003.

Operating Expenses. Operating expenses in 2002 and 2003 of $4.945 and $1.236 million respectively in general and administrative expenses. These expenses were incurred through issuances of debt for services provide to the company during the reporting period and general administrative expense.

Other Expenses. Other expenses in 2002 and 2003 consisted $1.294 and $1.788 million respectively. The primary other expense was related to interest payable on unsecured debt owed by the company.

Net Loss. The company and it's subsidiaries incurred a ($6.240) and ($3.024)
million in losses in 2002 and 2003 respectively

Liquidity and Capital Resources.

Capitalization. The Company's charter authorizes the issuance of 2 billion shares of common stock and 10.0 million shares of preferred stock. As of May
31st, 2004, the Company had approximately 701 million shares of common stock outstanding and approximately 5 million in preferred stock.

Current and Future Liquidity Needs. The Company has not generated net cash from operations for any period since 1996. The Company has primarily financed its operations since 1996 through private sales of equity and debt securities. As of
May 31, 2004, the Company has no principal source of cash or liquidity.

Plan of Operation

The company has developed wholly owned subsidiaries and plans to focus on business opportunities in separate and distinct markets. Itrex has secured licensing right to the brand of Malibu Beach Beverage which will develop and market mixers, alcoholic beverages and related items. Smartvoice has acquired assets and intellectual property to compete in the internet telephony market.
While both opportunities are deemed to be substantial, the plan of operation was developed for Smartvoice first and is outlined as follows.

The Company currently has only one (1) operating business: SMARTVoice
Telecommunications Inc. and its subsidiaries (collectively, the "Company" or
"SMARTVoice Telecommunications", or "we") develop and market telecommunication technology for IP telephony and applications. We are an IP Telephony service provider company that has two product lines: i) internet protocol telephone devices; internet communication services; ii) and hosted services that implement the functionality of a private branch exchange, or PBX, over data networks.

Our first product line includes analog telephone adaptors and communication software and services that work over broadband networks. SMARTVoice
Telecommunications sells internet protocol telephony software and services that enable customers to provision and use voice communication services with IP telephones and other end-point devices. The service is marketed under the brand name SMARTVoice. The Company develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site is our IP
Telephony gateways. The phone system can also be accessed and controlled from any web browser on the internet.

The IP Telephony Industry Overview

The IP Telephony industry has grown dramatically from the early days of calls made through personal computers. According to a research study from Insight
Research [IP PBX and IP Centrex: Growth of VoIP in the Enterprise) VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007, representing a significant opportunity for VoIP providers such as SMARTVoice
Telecommunications.

IP Telephony is an alternative technology that can replace services provided by the traditional telephone network. IP Telephony technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, IP Telephony does not use dedicated circuits for each telephone call; instead, the same IP
Telephony network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the IP Telephony provider.

We believe the growth of IP Telephony has been and continues to be driven primarily by: increasing consumer demand for lower cost phone service; improved quality and reliability of IP; Telephony calls fueled by technological advances, increased network development and greater bandwidth capacity; continuing domestic and international deregulation, opening new market opportunities for IP
Telephony services; new product innovations that allow IP Telephony providers to offer services not currently offered by traditional phone service companies; and
growing demand for long distance communication services driven by the increased mobility of the global workforce.

As a result of these developments, the Company believes consumers, enterprises and telecommunications providers will continue to embrace offerings from IP
Telephony providers, such as those offered by us. Consumers, particularly in emerging markets, are increasingly using IP Telephony-enabled services, such as calling cards and Internet Protocol (IP) telephones, to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using IP Telephony to link users within offices and around the world. IP Telephony enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional networks. According to the World Trade Organization [Cite Study], 69
governments around the world have committed to telecommunications deregulation, opening new markets and fostering competition with incumbent telecommunications providers. To remain competitive in this environment, both incumbent and newly licensed telecommunications providers are seeking to lower costs, improve functionality and introduce new services.

IP Telephony technology enables cable operators to provide a comprehensive residential telephony solution, which we believe has several key benefits relative to traditional circuit-switched networks, including:

Comparable reliability, enhanced services and functionality;

Simpler and faster deployment;

Lower initial deployment costs; and

Lower cost structure providing an ability to offer competitive pricing to customers.

Cable operators seeking to offer IP telephony by developing an in-house service must integrate several additional components with their existing systems, which require substantial capital expense. Cable operators developing an in-house service must also engage in hiring, retraining and process reengineering to support telephony services. Full service IP Telephony companies, such as
SMARTVoice Telecommunications, can provide cable operators the ability to outsource their IP telephony services, thereby reducing cable operators' costs, time to market and risks associated with developing and maintaining an in-house
IP telephony service.

SMARTVoice Products and Services

We offer a variety of IP Telephony-based telecommunications products and services to consumers, enterprises and telecommunications providers around the world, primarily through local resellers. Our centrally managed platform supports a significant amount of consumer and corporate hardware products and services that we believe enhance quality, lower costs and improve ease of use and management. The devices and calling cards we offer allow users to access our
IP Telephony platform to make low cost calls to anywhere in the world. The following are the key products and services offered by SMARTVoice:

Enterprise Solutions. We provide a suite of IP Telephony products and services targeting small and medium-sized enterprises. Our SMARTVoice service allows business customers to utilize their existing broadband connections to place free calls among their corporate offices and their primary business contacts, such as customers and suppliers. Our SMARTVoice service also allows enterprises to access our IP Telephony platform to make low cost IP Telephony calls to anywhere in the world.

Public Call Centers and Internet Cafes. We offer public call centers and
Internet cafes the ability to sell IP Telephony services. Public call centers and Internet cafes are popular in emerging markets where telecommunications infrastructure is limited and consumers rarely have freely available access to a telephone or the Internet. Our product and service offerings to public call centers and Internet cafes include devices to support end users and a billing software platform that allows call centers and Internet cafes to create their own rate tables, bill in their local currencies and print out customized bills with their company's information.

Broadband Telephony. We sell devices that can be plugged into a high speed connection anywhere in the world and allows users to be reached at the telephone number assigned to such devices. The devices also allow users to access our IP
Telephony platform to make high speed connections to anywhere in the world.

The Company has designed an outsourced IP Telephony service offering that enables cable operators to provide IP Telephony-based residential telephone services. We believe our offering provides comparable quality, features and functionality to that provided by traditional phone companies. Our platform utilizes a fully managed network and does not need to carry voice traffic over the public Internet, which may suffer from data loss and transmission delays, which we believe allows us and our customers to provide voice quality equivalent to that provided by traditional phone companies.

We believe our service offers cable operators the ability to provide cable telephony services to their customers faster and with less expense than if they were to develop their own cable telephony service. Our service offerings allow cable operators to bundle telephony services with their video and data offerings. The cable operator can use its own brand, deliver a single bill and provide direct customer support to its customers. We support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support to deliver a managed IP Telephony service.

We work with cable operators to deploy an integrated, tested and operational telephony service, including customized operations support systems, network interfaces, and carrier interconnects, telecommunications methods and procedures and real-time service assurance, including 24 x 7 network operations center support. Our service offering includes:

Planning and Deployment Services

We customize our service offering to capitalize on cable operators' existing systems and processes. We work with cable operators' engineers to design an optimal IP Telephony framework that interfaces with the public switched telephone network, or PSTN. We project traffic volume and capacity requirements on the cable operators' facilities, the PSTN and IP networks to develop a system that can handle peak demands across each segment. We also develop and document business processes and provide training and support to cable operators during the cable telephony service launch and on an ongoing basis.

Switching and Service Assurance Platform

The switching and service assurance platform provides the infrastructure required to support IP Telephony cable telephony and consists of the following elements:

Call Management Server Platform.

Our call management server platform provides the features and functions typically delivered by a hardware-based switch, known as a CLASS 5 switch, but at what we believe to be a significantly lower cost. The software-based solution allows us to process a call and deliver it through the most efficient, cost effective and high quality route, provide CLASS 5 feature support (for example, caller ID, call waiting, distinctive ring and three-way calling), interface to the PSTN for termination and origination and provide network generated announcements.

Call Detail Server. The call detail server is a real-time event messaging, collection, correlation and distribution database. The database stores the information generated by the call management server platform and the real-time assurance platform described below. The record keeping server can be accessed by cable operator operations personnel through a Web-based or software interface to analyze call information, which can then be employed to improve network functions and prevent possible future network problems. The record keeping server also stores all the usage information required for customer support, billing, and back office and management functions.

Quality of Service Platform. The quality of service platform continually monitors the call management server platform and originates and terminates test calls across each cable, PSTN and IP entry and exit point to sample call quality and network availability. This information is collected and programmed by the cable operator personnel to generate real-time alarms if actual performance metrics exceed predetermined thresholds. The result is that cable operators can monitor call traffic and diagnose and resolve network problems in real-time, often before the telephone user notices any problem.

Telecommunications Administration

We order, provision and administer circuits for each phone line, and we establish agreements with both local and long distance telecommunications providers to terminate calls. We also acquire and manage a database of telephone numbers to assign to users in every geographic region of our customers.

CariAccess Test and Agreement

During the past six months, we successfully executed a pilot test of our telephony offering with CariAccess, an Internet Service Provider in Barbados which led to the signing of an agreement under which we will provide CariAccess with our IP Telephony services. We believe CariAccess passes, or could potentially serve a total of approximately 60,000 homes and municipalities principally located in the Eastern Caribbean. The pilot test demonstrated the viability of our IP telephony service and platform in an actual market setting.
Under the terms of the agreement, CariAccess will maintain ownership of the customer, and first level customer and technical support, while we will support the back office platform, switching and transport of voice traffic, ongoing operations and secondary technical support to deliver a fully managed IP
Telephony service. We will track and monitor voice quality and network performance metrics from start to finish and will provide CariAccess with a view into telephone calls routed over its network.

CariAccess will purchase the IP Telephony Gateways from us and an on-going monthly maintenance fee for each IP telephony subscriber line ordered by it.
Under the agreement, CariAccess participates in a revenue sharing program based on long distance minutes terminated.

Our Competitive Advantages

We believe we have several core competitive advantages that will allow us to maintain and expand our position as a provider of IP Telephony services.

Leadership and Experience in IP Telephony.

Our management team has over 50 years of collective experience in designing and operating carrier class networks. We believe we have gained experience in our test market trials where we believe we have a record of quickly deploying and successfully managing our IP Telephony services around the world, across a variety of networks and technologies.

Platform to Deliver Centrally Managed, High Quality and Low

Cost Voice Services. We provide our services through our centrally managed platform, which aggregates, provisions, rates, routes, monitors and bills phone calls in real-time. We believe our platform allows us to offer a comprehensive array of services meeting the varied needs of consumer, enterprise, cable and carrier customers. Through our platform, we track and manage calls to optimize voice quality. We believe our centrally managed platform allows us to increase the number of end users of our services, without significant additional capital expenses generally associated with network build-outs.

Our Strategy

Our strategy is to become the leading provider of IP Telephony products and services in the markets we serve. The following are key elements of our strategy:

Capitalize on the Growth of IP Telephony Services. We believe SMARTVoice is positioned to take advantage of the expected growth of the IP Telephony services and cable telephony markets. According to a research study from Insight
Research, [IP PBX and IP Centrex: Growth of VoIP in the Enterprise], IP
Telephony-based services will grow from $13 billion in 2002 to nearly $197 billion in 2007, which we believe represents a significant opportunity for us.
In-Stat/MDR In-Stat and Micro Design Resources, a marketing analysis company)
(Packet Telephony) projects that the number of cable telephony subscribers worldwide will grow from 8.6 million at the end of 2002 to over 22 million by
2006.

Target Small to Mid-sized Cable Operators in the U.S. and International Cable
Operators. SMARTVoice targets small to mid-sized cable operators in the U.S. and operators of all sizes in Europe and Latin America, who we believe may be more likely to buy our services than to build their own IP telephony service. These cable operators may not have the significant technical and financial resources required to develop an internal IP telephony solution, such as the personnel to support network operations, engineering, support and project management. We believe our service and our expertise in IP Telephony reduces cable operators'
costs, time to market and risks associated with developing and maintaining an in-house IP telephony service. Offer Flexible Deployment and Economic
Alternatives.

SMARTVoice offers cable operators a choice of strategic deployment and economic alternatives for our cable telephony offering. Depending on the particular market and financial position of each operator, we tailor our offer to fit within the business objectives and the available resources of each cable telephony opportunity. We believe we can develop and integrate specific features and applications into our service, such as voice-mail, voice-activated dialing and Internet-based account management, which the operator can then offer to its subscribers to meet the operator's strategic objectives. For resource and capital constrained operators, we believe we offer an alternative that requires a lower amount of human resources and financial investment by the operator.

Focus SMARTVoice on High Margin Opportunities in Emerging Markets. SMARTVoice
targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. We intend to continue to enhance our global distribution chain by securing new resellers with strong local sales and marketing channels. Our plan is to develop and integrate new services into our existing managed platform.

Sales and Marketing

SMARTVoice Service

SMARTVoice sells and markets our services through three levels, each designed to focus on a specific market: (1) a direct channel; (2) a reseller channel; and
(3) a third party wholesale channel.

Using our platform, we believe resellers can quickly and easily sell our products in their own countries. We enable our resellers to generate calling card accounts, create rate tables to support different markets, provide customized billing in multiple currencies and languages and offer customer support tools. SMARTVoice targets small to mid-sized cable operators in the U.S.
and operators of all sizes in Europe and Latin America, who we believe may not have the significant technical and financial resources required to develop and maintain an internal cable telephony service. Our offering can be deployed over all or part of a cable operator's two-way digital cable systems. Our sales process combines business case development with a proposed technical architectural design. The timing of this process is variable and driven principally by the cable operator's own strategic priorities. We offer cable operators a range of strategic deployment and economic alternatives. We expect our cable telephony agreements to have terms of approximately seven years. Our two basic deployment options are described below, although our agreements could include aspects of each of these options:

Hosted Service. In a hosted service arrangement, the operator outsources the planning, development and aspects of the ongoing operation of cable telephony.
The cable operator collects revenue from its customers and pays us a fee on a per subscriber basis for providing our integrated services as well as ongoing maintenance and support fees. In addition, the cable operator reimburses us for our telecommunications costs plus a margin. These costs include the set up and ongoing management of local and long distance interconnection and termination, the costs of any dedicated circuits and the recurring cost of maintaining phone numbers and other support services, such as 911 and operator assisted calling.
Our fees on a particular contract will depend on a number of variables, including the size of the cable operator's telephony footprint, its ability to sell cable telephony services to its customers, the complexity of the deployment and the amount of local versus long distance termination.

In a hosted service arrangement, the cable operator is responsible for sales and marketing, customer activation, customer support, billing and collection, plant engineering and service technicians and any regulatory costs associated with offering cable telephony. The cable operator is also responsible for the capital expense associated with the cost of new service installation, the cost of equipment deployed at the subscriber's premises and the upgrade to its existing cable modem termination server. We bear the capital and operating expenses for the planning, design, procurement, deployment and operation of the IP Telephony infrastructure. Our capital expenses include the hardware and software costs of integrating our services and systems with the operator's systems.

Franchise Service. In the franchise service arrangement, SMARTVoice initially acquires the exclusive rights to offer IP telephony services in the cable operator's territory, subject to the cable operator's right to buy back the IP telephony rights and subscribers at pre-negotiated periods and valuations. Under this arrangement, SMARTVoice manages the offering in the franchise area. In a franchise services arrangement, cable operators collect the revenues from IP telephony subscribers and pass them through to us. We pay the cable operators an up front franchise fee based on the number of two-way homes passed, a monthly royalty fee based on a percentage of revenues and the costs associated with the deployment of IP telephony. We may continue to offer services to the cable operator if the operator elects to exercise its buy-back option.

Our planned costs include direct operational expenses such as customer activation, customer service, billing and collection, plant engineering and service technicians and any other legal and regulatory expenses associated with offering IP telephony. We also intend to bear the cost for the set up and ongoing management of local and long distance termination and any other telecommunications administration activities required to interconnect seamlessly with the public switched network.

Telecommunications Services Agreement with Signal Communications Inc.

On May 5, 2003, we entered into a binding agreement with Signal Communications for the provision of telecommunications services to SMARTVoice. The agreement contemplates that Signal, directly or through its subsidiaries, will provide us with local and inter-exchange network access, termination, origination and other related services, drawing on its resources as a local, long distance and international telecommunications provider. We believe that this agreement will enable us to improve the time-to-market, stability, scalability and security of our IP telephony services and will allow us to more quickly attract and add customers.

Signal will provide us with these services at its incremental cost for providing the services plus a fixed monthly charge. We believe the pricing we will receive from Signal will be more favorable than what we would be able to receive from third parties.

Although we intend to use Signal Communications as our primary provider for telecommunications services related to offering IP telephony, we have sole discretion to use other telecommunications services providers. We may choose to use other providers in cases where they offer more competitive rates, in situations where Signal Communications is not able to deliver the services we require or for other reasons as we deem strategically.

Our Infrastructure

Our Centrally Managed Platform

We intend to deploy a centrally managed platform consisting of reliable and flexible data management, monitoring, control and billing systems, which support all of our products and services. Key elements of this system include: customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability and detailed call records.

Our platform will monitor our process of digitizing and compressing voice into packets and transmitting these packets over data networks around the world. All call signaling is routed to a managed SoftSwitch, which is a software-based product that manages call admission, call control, call rating and event recording and routes calls to an appropriate endpoint. Unless the recipient is using internet telephony as an on-line device, the packets are sent to a gateway where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. We have hubs in the U.S., and Hong
Kong which terminate voice traffic within particular regions. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the system.

Network Operations Center

We will locate our Network Operations Center is located at our headquarters in
Atlanta, Georgia. We use various tools to monitor and manage all elements of telephone calls in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems.

Customer and Technical Support

We provide customer service on various levels to different customers. We provide customer service and technical support directly to our resellers. The resellers provide their own support directly to their sub-resellers and end users. U.S.
consumers who access our services directly through the web site receive customer service and technical support through multilingual telephone communication, web-based customer service as well as e- mail support. We utilize multiple call centers globally to provide better support to our worldwide customer base.

Key Suppliers

We believe Signal Communications will be a significant supplier of telecommunications services to our IP telephony business. For a more complete discussion of this agreement, see, supra, "Telecommunications Services Agreement with Signal Communications."

The services provided by our SMARTVoice business depend on a SoftSwitch product.
We currently have one SoftSwitch vendor and one SoftSwitch in operation. We are currently testing SoftSwitch products from other vendors to determine whether they comply with our quality and service standards.

One vendor, other than our current vendor, has satisfied our testing standards.
However, we have not agreed on terms of supply with that vendor.

We believe that we have adequate alternative arrangements to receive an alternative supply of SoftSwitches and service and support for our SoftSwitches if our existing supplier is unable to continue to supply or service or support
SoftSwitches, including providing some of the service and support functions ourselves. However, we may not be able to obtain alternative service or supply on favorable terms, which may have a material adverse effect on our ability to provide cable telephony services.

Competition

SMARTVoice IP Telephony Services International Communication Services
Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even a newly deregulated market allows new entrants to establish a foothold and offer competitive services relatively easily. Our competitors include both government-owned and incumbent phone companies and emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide IP Telephony services. We believe the principal competitive factors in the market include: price, quality of service, distribution, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

Consumer Division

The long distance market in the United States is highly competitive. There are several much larger and numerous similar-sized and smaller competitors and we expect to face continuing competition based on price and service offerings from existing competitors. The principal competitive factors in the market include:
price, quality of service, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Some of our competitors include, but are not limited to AT&T, MCI, Sprint, IDT and Regional
Bell Operating Companies, all of whom offer services and products competitive with ours on the above factors, including offering their own pre-paid calling cards.

Some providers, such as 8x8, Vonage and DeltaThree Inc., offer similar phone services to ours. We and cable operators seeking to provide our telephony services directly to customers will face competition for subscribers for telephone services from incumbent local exchange carriers, such as Verizon,
Qwest, SBC Communications and competitive local exchange carriers. We believe that competition for telephony services will be primarily on the basis of price, quality, customer service and the ability to offer a bundled service offering of voice, data and video. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, high speed internet and video similar to those which cable operators may provide.

Regulation

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services in the United States.

In an April 10, 1998 Report to Congress, the Federal Communications Commission
(FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone- to-phone
Internet telephony are information services or telecommunications services. The

FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered
"telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as "telecommunications carriers." To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. For instance, on April 19, 2001, in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation-- the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a decrease in the costs of such facilities to traditional long distance telephone companies. An increase in our rates as a result of new FCC regulations could have a material adverse effect on our ability to compete with long distance carriers.

There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its "Free World
Dialup," which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996.
More recently, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission (MNPUC)
requiring Vonage to comply with state laws governing providers of traditional telephone service to be preempted because Vonage's broadband Internet telephony service is an information service. These petitions and subsequent industry reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis, which in turn could have a material adverse effect on the ability of SMARTVoice to become a viable company in the cable telephony market. The FCC could also conclude that Internet telephony providers should contribute to the Universal
Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase our costs of serving our customers in the U.S. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer IP Telephony services. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements.
We cannot predict what regulations, if any the FCC will impose.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing, and 911 emergency access. For instance, in a Further Notice of Proposed Rulemaking released February 20, 2002, the FCC has undertaken an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Although SMARTVoice's service does not currently offer 911 services, SMARTVoice is currently developing technologies that may be able to support emergency access and enhanced services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase our costs of providing service.

Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services.
While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on IP Telephony providers, however, the Colorado Public Utilities Commission has opened a docket to investigate whether it has jurisdiction to regulate IP Telephony services.
The State Public Service Commission of New York (NYPSC) has ruled that another company's particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has, however, declined to issue a broad regulatory policy related to IP Telephony services in general. On October
9, 2003, the NYPSC published a notice seeking comment regarding the regulatory classification of another provider's IP Telephony services offered over broadband connections.

On the other hand, following an investigative workshop held by the Florida
Public Service Commission on IP Telephony, the Florida Legislature passed a bill that exempts IP Telephony from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider's IP Telephony services offered over broadband connections. We have received letters from California, Washington, Wisconsin and
Florida directing us to register as a telecommunications provider. We have responded to these letters by asserting that we are an information service and not a telecommunications provider and, therefore, are not subject to regulation under their laws. There can be no assurance that the states will accept our position. If the states require us to register as a telecommunications provider, we may become subject to significant additional fees and charges.

Packet-Switched Voice over Cable. The regulatory status of cable IP Telephony could be affected by the FCC and court decisions in the proceedings discussed above. SMARTVoice's ability to provide cable telephony services to cable operators may also be influenced by federal and state regulations specific to
Internet over cable (also known as cable modem services). The FCC has deemed cable modem services to be unregulated information services that do not contain a separate telecommunications component.

Additionally, the FCC has found that information services are interstate in nature thus falling out of the regulatory purview of the states. On October 6,
2003, the U.S. Court of Appeals for the Ninth Circuit issued its opinion in
Brand X Internet Services v. FCC, reversing the FCC's prior ruling that cable modem services do not contain a separate telecommunications component and remanded the issue back to the FCC for further proceedings consistent with the court's decision. The court's decision was based on procedural grounds. While the FCC has indicated that it may appeal the ruling, there is no guarantee that the FCC would do so, or that it would win on the merits. Until the FCC acts on the Ninth Circuit ruling, the regulatory status of cable modem services remains unchanged. We cannot predict what future actions the FCC may take in response to the Ninth Circuit decision. Presently, the decision may add uncertainty to the regulatory treatment of cable facilities used to provide information services such as IP Telephony and as to whether states may attempt to impose any regulations on the telecommunications component of cable modem services.

The FCC is engaged in several other proceedings to examine the regulatory treatment of cable modem services and other broadband technologies such as DSL that may indirectly affect the market for our cable telephony's service.
Although the FCC has maintained a pro-competitive regulatory policy for cable and broadband services, SMARTVoice cannot predict the impact that market forces and regulatory developments might have on its business and operations related to our cable telephony solution.

On the state and local levels, regulators may try to impose additional franchise fees and requirements on cable operators seeking to offer cable telephony within the state. While the federal laws limit the extent of state and local regulation over cable networks used to offer telecommunications services, states may nevertheless attempt regulation. The FCC is also examining the role, if any, of state and local governmental authorities in regulating cable modem and broadband services in general. Where state or local regulators impose additional requirements on cable providers that offer voice or cable modem services, this may create disincentives to cable operators deploying these services and, in turn, materially decrease market demand for SMARTVoice's IP telephony solution.

As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate
IP services, states may, if not preempted by federal regulation, decide to follow the FCC's lead and impose additional obligations as well. We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

International. The regulatory treatment of IP communications outside the United
States varies significantly from country to country. SMARTVoice operates on a global scale. The regulations we are subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote considerable resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

While some countries prohibit IP telecommunications, others have determined that
IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. For instance, on January 5, 2001, in the European Union (EU), the European
Commission (EC) released a decision concluding that IP Telephony, in general, continues to fall outside the definition of voice telephony, except where the services satisfy all of four specific conditions. To date, the EC has not ruled that any particular type of IP Telephony service (such as computer-to- computer or phone-to-phone) satisfies all of these exception conditions. As a result, the
EC directed Member States to permit providers to offer IP Telephony under data transmission general authorizations and without requiring compliance with more burdensome individual licenses and regulations applicable to traditional voice telephony. While the EC monitors and supervises the Member States of the EU subject to the principle of supremacy of EU law, the primary responsibility for implementing the provisions of specific EU legislation lies with the regulatory authorities of the Member States.

Accordingly, although Member States are required to adhere to the EU laws, an individual country may decide that a particular IP Telephony service meets all of the conditions necessary to be regulated as traditional voice services.
SMARTVoice cannot guarantee that Member States will refrain from imposing additional regulations on our specific IP Telephony services. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided.
Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes.

While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services. We believe that while increased regulations and restrictions could materially threaten our ability to provide services, the lifting of regulations in a country generally will enable us to expand our services and presence in that country.

In cases where access to some of our services may be blocked by government-controlled telecommunications companies, we will try to negotiate agreements with those governments to provide our services. No assurances can be given, however, that we will be successful in such negotiations or that we will be able to provide alternative means of accessing our services that will not be blocked by foreign governments or government-controlled telecommunications companies. The varying and continually changing regulatory landscape of Internet telephony in the countries in which we currently provide or may provide services may adversely and materially affect our business, financial condition and results of operations. We believe that our experience negotiating this complicated and ever-changing regulatory environment gives us a competitive advantage over other, less experienced competitors attempting to access these international markets. In addition, as we expand into additional foreign countries, some countries may conclude that we are required to qualify to do business in their country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in such countries. Our failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may materially and adversely affect our business.

Moreover, our resellers in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that our partners are currently in compliance with every regulatory or other legal requirement in their respective countries that they will be able to comply with existing or future requirements. Failure of our resellers to comply with these requirements could materially and adversely affect our business, as we may not be able to find other resellers for our products and services in these areas.

Regulation of the Internet. In addition to regulations addressing Internet telephony, cable modem and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services.
Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in
Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain. Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the
Internet. We cannot predict whether new taxes will be imposed on our services both nationally and internationally, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations. We may not be able to obtain sufficient funds to grow our business. Due to the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following: deployment of our IP telephony service; unanticipated opportunities; strategic alliances; potential acquisitions; changing business conditions; and unanticipated competitive pressures.

We believe that, as the expected growth in our SMARTVoice subsidiary accelerates, or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition, and results of operations.
Pricing pressures and increasing use of IP Telephony technology may lessen our competitive pricing advantage.

Our success is based partly on our ability to provide discounted local and long distance telephone services by taking advantage of cost savings achieved by carrying voice traffic employing IP Telephony technology, as compared to carrying calls over traditional networks. In recent years, the price of telephone service has fallen. The price of telephone service may continue to fall for various reasons, including the adoption of IP Telephony technology by other communications carriers. Many carriers have adopted pricing plans such that the rates that they charge are not always substantially higher than the rates that we charge for similar service. In addition, other providers of long distance services are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. The overall effect of these developments may be to reduce the price of local and long distance calls to a point where we no longer have a price advantage. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do. If we are not able to do so, our business, financial condition and results of operations may be materially and adversely affected.

We and our cable customers may not be able to compete with providers that can bundle telephony services with other offerings. Our competitors as well as the competitors of our cable operator customers, such as local exchange carriers and satellite television providers, may be able to bundle services and products that we do not offer together with long distance or Internet telephony services.
These services could include wireless communications, voice and data services,
Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us and our cable customers may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services, which could materially and adversely affect our business, financial condition and results of operations. While we are entering the cable telephony business, in part, to take advantage of possible bundled service offerings by our cable operator customers, we cannot assure you that we will compete successfully in this business.

Some local exchange carriers, alone or together with partners such as satellite television providers, are capable of providing a similar bundled service offering of voice, data and video. This service offering would directly compete with bundled services offerings by cable operators that purchase our cable services. If we or our cable operator customers are unable to successfully compete with these offerings, our business, financial condition and results of operations may be materially and adversely affected. Competition could reduce our market share and decrease our revenue. The market for telecommunications services is extremely competitive. Many companies offer products and services like ours, and many of these companies have a superior presence in the markets we serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we
do. We may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced, and our business, financial condition and results of operations may be materially and adversely affected.

Our competitors include the following:

International Communications Services. Competitors include both government-owned phone companies as well as emerging competitive carriers.

Consumer Division. There are several large and numerous small competitors and we expect to face continuing competition based on price and service offerings from existing competitors. Competitors include AT&T, MCI, Sprint, and Regional Bell
Operating Companies, all of whom offer their own service. Some providers, such as Go2Call and DeltaThree, Inc., offer similar PC-to-phone services.

Cable Telephony. Our ability to sell our IP telephony services may be further limited by the fact that cable operators may elect to develop and maintain their own IP telephony service instead of buying services from us. There are several companies who currently market IP telephony services directly to consumers and cable operators. These companies may be able to offer services similar to ours,

or features that we may be unable to provide, and they may offer services at prices lower than we intend to charge. Other companies aggregate a series of elements to deploy cable telephony systems that could be competitive to us.

We along with cable operators seeking to provide our telephony services directly to customers will face competition for subscribers for telephone service from incumbent local exchange carriers, such as Verizon, Qwest, SBC and competitive local exchange carriers for subscribers for telephone services. We expect that competition for telephone services will be primarily on the basis of price, quality, customer service and the ability to offer a bundled voice, video and data service offering. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, data and video similar to which cable operators who have upgraded their systems to two-way digital cable can provide. Our business may be affected by the proliferation and increased usage of cellular telephones.

A significant number of our customers use calling cards while traveling, both domestically and abroad. As more and more people obtain cellular telephones, and as cellular telephone users increase their usage, and begin to use their phones in broader geographic regions, including internationally, the need for these customers to purchase our calling cards may be reduced. We cannot predict how this development will impact our business, as our calling card rates and service could be attractive enough for cellular telephone users to continue to purchase our cards when traveling. If our calling card rates and service are not attractive enough to compete with cellular telephone usage, our business, financial condition and results of operations may be materially and adversely affected. We have and plan to increasingly depend on our international operations, which subject us to unpredictable regulatory, economic and political situations.

A significant component of our strategy is to continue to expand internationally. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including: changing regulatory requirements, which vary widely from country to country; action by foreign governments or foreign telecommunications companies to limit access to our services; increased bad debt and subscription fraud; legal uncertainty regarding liability, tariffs and other trade barriers; economic and political instability; and potentially adverse tax consequences.

If our customers do not perceive our services to be effective or of high quality, our brand and name recognition would suffer. We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high quality and reliable products and services, neither of which can be assured. Our SMARTVoice business requires us to rely on third party resellers to promote and market our products and services. These third parties may not provide the same level of effort as we do to protect the high quality reputation we believe our services and products maintain. If they do not, our reputation may be diminished in these markets which may have a material and adverse effect on our business, results of operations and financial condition.

Our IP telephony business will be providing services that have not yet gained widespread customer and market acceptance. If customers do not perceive cable telephony to be a reliable and high quality alternative to traditional phone service, our ability to earn revenues from our cable telephony business and our business, financial condition and results of operations may be materially and adversely affected. Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services. Our success depends on our ability to provide efficient and uninterrupted, high quality services.
Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, physical or electronic break-ins, sabotage, computer viruses, and intentional acts of terrorism or vandalism and similar events that may be or may not be beyond our control.

Our systems and operations could also be interrupted by Internet service providers or government owned telecommunications companies that implement network changes or blocks, which may also be out of our control. The occurrence of any or all of these events could still hurt our reputation and cause us to lose customers, which may materially and adversely affect our business, financial condition and results of operations.

Substantially all of the IP telephony calls made by our customers are connected through local telephone companies and, at least in part, through leased networks that may become unavailable.

We are not a local telephone company or a local exchange carrier. Our network covers only portions of the United States. Accordingly, we must route parts of some domestic and all international calls made by our customers over leased transmission facilities. In addition, because our network does not extend to homes or businesses, we must generally route calls through a local telephone company to reach our network and, ultimately, to reach their final destinations.

In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant in-country transmission facilities is the national telephone company, which may be the only provider in that country. Accordingly, we may have to lease transmission capacity at artificially high rates from such a monopolistic provider, and consequently, we may not be able to generate a profit on those calls.

In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing, billing or other terms of these agreements, and these disputes could affect our ability to continue to operate in these countries, which may materially and adversely affect our business, financial condition and results of operations.

Our ability to implement our IP telephony services will require the negotiation of interconnection agreements with established telephone companies and other new market entrants, which can take considerable time, effort and expense and which is subject to federal, state and local regulation. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how these providers will interconnect their networks and/or purchase or lease network facilities and services. We rely on the Internet and third-party communications infrastructure over which we have little control.

Our service could be disrupted, our reputation could be harmed and we could lose customers, if the quality and maintenance of the third-party communications infrastructure on which we rely suffers. This infrastructure, including the
Internet and leased transmission facilities, is sometimes used to carry our voice traffic between our customers. We have no control over whether the infrastructure on which we rely will be adequately maintained by these third parties or whether these third parties are able to upgrade or improve their equipment and prevent it from becoming obsolete. If these third parties fail to maintain, upgrade or improve this equipment, our service quality may be harmed, we may lose customers and our business, financial condition and results of operations may be materially and adversely affected. We do not control the security of the Internet and our business could be materially harmed by unauthorized activity which results in congestion, failures or deficiencies in the infrastructure.

We depend on key vendors for hardware devices and SoftSwitches. We rely on one of our vendors, Signal Communications Ltd. to manufacture the hardware devices sold by our channel sales group. Signal Communications could stop providing us with these products with little or no prior notice. While we believe our relationship with Signal Communications is stable, we can provide no assurance that this relationship will continue to be good, or continue at all. While we believe we could replace Signal Communications if necessary, this could take a period of time during which our hardware sales could be materially and adversely affected, and this could impact our ability to service some of our customers for this period of time.

The services provided by our SMARTVoice business depend on a SoftSwitch product.
We currently have one SoftSwitch vendor and one SoftSwitch in operation. We understand that our SoftSwitch vendor may be experiencing financial difficulties. We are currently testing SoftSwitch products from other vendors to determine whether they comply with our quality and service standards. One vendor, other than our current vendor, has satisfied our testing standards.
However, we have not agreed on terms of supply with that vendor. If we are unable to obtain SoftSwitches our ability to deploy our IP telephony service may be significantly delayed.

Our success depends on our ability to handle a large number of simultaneous calls, which our systems may not be able to accommodate. We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers and our business, financial condition and results of operations could be materially and adversely affected. Because we are unable to predict definitely the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

We may have to enter into additional long-term agreements for leased communications transmission capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result, our margins could be reduced and our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to keep pace with rapid technological changes in the communications industry. Our industry is subject to rapid technological change.
We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete.

To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to respond to technological advances and emerging industry standards on a cost effective and timely basis. If we are unable to do so, our business, financial condition and results of operations may be materially and adversely affected. Unauthorized use of our intellectual property by third parties may damage our brand.

We regard our patents, service marks, trademarks, trade secrets and other intellectual property as important to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States.

It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the trademarks that we use because of their familiarity with our worldwide operations. Since Internet related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, there is uncertainty in the enforceability and scope of protection of our trademarks.

The unauthorized use of our intellectual property by third parties may damage our brand and may have a material adverse effect on our business, financial condition and results of operations. Defending against intellectual property infringement claims could be expensive and could disrupt our business.

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. We may also be subject to other legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against those third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Our risk management practices may not be sufficient to protect us from unauthorized transactions or thefts of services. As have many others in our industry whose customers use credit cards to purchase services, we have been the victim of consumer fraud and theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

The Company intends to focus its business strategy on extensive product development and distribution throughout North America in 2004 and 2005.

ITEM 7. FINANCIAL STATEMENTS.

See page F-1 of the financial reported included in this Annual Report.

                            ORBIT BRANDS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                 C O N T E N T S

Reports of Independent Auditors                                       56

Financial Statements:

Balance Sheet                                                         57

Statements of Operations                                              58

Statement of Stockholders' (Deficit)                                  59

Statements of Cash Flows                                              60

Notes to Financial Statements                                         61

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Orbit Brands Corporation

We have audited the accompanying consolidated balance sheet of Orbit Brands
Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December
31, 2003 and 2002. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit Brands Corporation as of
December 31, 2003, and results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 3, 2004

                           Orbit Brands, Corporation
                           Consolidated Balance Sheet
                                December 31, 2003

Assets

Current assets:
   Cash                                                          $     46,593
   Other current assets                                                 2,800
     Total current assets                                        $     49,393
                                                                 =============

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                              $  1,430,683
   Accrued expenses                                                 3,785,756
   Accounts payable and accrued expenses - related parties          3,959,038
   Notes payable - related parties                                    828,000
   Notes payable                                                   14,962,986
     Total current liabilities                                     24,966,463

Stockholders' (deficit):
   Preferred stock, $.001 par value, Series A convertible
      10,000,000 shares authorized,
      no shares issued and outstanding                                      -
   Common stock, $.001 par value,
      2,000,000,000 shares authorized,
      610,680,704 shares issued and outstanding                       610,680
   Paid in capital                                                 59,041,949
   Accumulated (deficit)                                          (84,569,699)
                                                                  (24,917,070)
                                                                 $     49,393
                                                                 =============

      See the accompanying notes to the consolidated financial statements.

                            Orbit Brands, Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2003 and 2002

                                                           2003           2002

Revenue                                               $          -     $         -

Operating expenses:
   Non-cash compensation                                   809,430       4,111,148
   Selling, general and administrative expenses            426,714         834,234
                                                         1,236,144       4,945,382

(Loss) from operations                                  (1,236,144)     (4,945,382)

Other (income) expense:
  Impairment of property and equipment                           -          45,300
  Interest                                               1,787,800       1,249,382
                                                         1,787,800       1,294,682

Net (loss)                                            $ (3,023,944)    $(6,240,064)
                                                      =============    ============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                  610,680,704     567,942,952
                                                      =============    ============

  Net (loss) per share                                $      (0.00)    $     (0.01)
                                                      =============    ============

      See the accompanying notes to the consolidated financial statements.

                            Orbit Brands, Corporation
                Consolidated Statement of Stockholders' (Deficit)
                     Yesrs Ended December 31, 2002 and 2003

                                                Common Stock            Preferred Stock                        Treasury stock        Accumulated
                                            Shares        Amount       Shares    Amount  Paid in Capital     Shares     Amount         (Deficit)          Total

Balance December 31, 2001 (Restated)      556,852,418   $ 556,852      281,250  $  281   $  57,419,257       281,250   $ (210,937)   $ (75,305,691)   $ (17,540,238)

Subscription for shares due to officer              -           -            -       -          11,784             -            -                -           11,784
Conversion of debt                         41,328,286      41,328            -       -       1,398,561             -            -                -        1,439,889
Issued for services                        12,500,000      12,500            -       -         423,003             -            -                -          435,503
Net (loss)                                          -           -            -       -               -             -            -       (6,240,064)      (6,240,064)

Balance December 31, 2002                 610,680,704     610,680      281,250     281      59,252,605       281,250     (210,937)     (81,545,755)     (21,893,126)

Retirement of preferred stock                       -           -     (281,250)   (281)       (210,656)     (281,250)     210,937                -                -
Net (loss)                                          -           -            -       -               -             -            -       (3,023,944)      (3,023,944)

Balance December 31, 2003                 610,680,704   $ 610,680            -  $    -   $  59,041,949             -   $        -    $ (84,569,699)   $ (24,917,070)
                                          ===========   =========     ========= =======  ==============     =========  ===========   ==============   ==============

      See the accompanying notes to the consolidated financial statements.

                            Orbit Brands, Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                             2003            2002

Cash flows from operating activities:
Net (loss)                                               $(3,023,944)    $(6,240,064)
 Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
 Impairment of property and equipment                              -          45,300
 Notes payable issued for services                           809,430       3,675,500
 Issuance of common stock and warrants for services                -         447,287
Changes in:
 Accounts receivable                                               -          49,260
 Other current assets                                         (2,800)              -
 Accounts payable                                             15,882         278,735
 Accrued expenses                                          1,713,800         894,702
 Accounts payable and accrued expenses - related parties     323,268         697,437
Net cash (used in) operating activities                     (164,364)       (151,843)

Cash flows from investing activities:
Net cash (used in) investing activities                            -               -

Cash flows from financing activities:
  Proceeds from notes payable                                209,300         153,500
Net cash provided by financing activities                    209,300         153,500

Net increase in cash                                          44,936           1,657

Beginning - cash balance                                       1,657               -

Ending - cash balance                                    $    46,593     $     1,657
                                                         ============    ============

Supplemental cash flow information:

  Cash paid for income taxes                             $         -     $         -
                                                         ============    ============
  Cash paid for interest                                 $         -     $         -
                                                         ============    ============

Non cash investing and financing activities:
   Conversion of notes payable to common stock           $         -     $ 1,439,889
                                                         ============    ============

      See the accompanying notes to the consolidated financial statements.

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Orbittravel.com Corporation ("the Company") was incorporated in Delaware during
November 1991 and through its subsidiaries had been engaged in the development, licensing and marketing of golf-related businesses. Additionally, the Company has planed to provide specialized e-commerce applications and provide essential distribution services and on-line marketing solutions to the travel industry.
The Company currently has no revenue producing operations.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year's financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes revenue from services at the time the services are completed and revenue from the sale of products at the time that title passes to the buyer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the estimated useful lives of the assets.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

on the current market conditions for similar debt instruments.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. During 2002 the Company recorded impairment losses of $45,300 related to property and equipment.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic
earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred.

Software Development Costs

Direct costs incurred in the development of software are capitalized once the preliminary project stage is complete, management has committed to funding the project and completion, and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use.
Software development costs are amortized over their estimated useful lives of 3 years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and
Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25,
"Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.
The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150,
"Accounting for Certain Financial Instruments with Characteristics of Both
Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or operating results.

In April 2003, the FASB issued Statement of Financial Accounting Standard No.
149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial position or operating results.

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46,
Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after
January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an
amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2003 and 2002, the Company incurred net

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

losses of $3,023,944 and $6,240,064 and has working capital and stockholders'
deficits of $24,917,070 at December 31, 2003.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity and debt financing for its operations and is seeking to expand its operations. In this regard it is attempting to enter into the broadband communications business through a proposed merger with Smart Voice
Telecommunications (see Note 9). Failure to secure such financing or enter into this merger agreement or another merger agreement with an operating entity may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE

Notes payable consists of the following at December 31, 2003

Unsecured  7 % notes payable due January 1999, principal
and interest payable at maturity                                  $1,527,500
Unsecured convertible 7 % and 9 % debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock                   2,935,907
Unsecured convertible 5 % and 12 % debentures due at
 various dates in 2002, principal and interest payable
 at maturity, unless converted into common stock                   4,910,000
Unsecured convertible 12 % debentures due at
 various dates in 2003, principal and interest payable
 at maturity, unless converted into common stock                   3,829,145
Unsecured convertible 12% debentures due at
 various dates in 2004, principal and interest payable
 at maturity, unless converted into common stock                   1,018,730
Other notes payable                                                  741,704
                                                                 $14,962,986
                                                                 ===========

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Notes payable to related parties consists of the following at December 31, 2003:

Unsecured 6% notes, with principal and interest payable on
 demand                                                              $200,000
Unsecured 12% note to former employees due March 2000, with
 principal and interest payable at maturity                           208,000
Secured 12% note payable due June 30, 2001, principal
  and interest payable at maturity                                    400,000
Other notes payable                                                    20,000
                                                                     $828,000
                                                                     ========

Substantially all of the notes are currently in default. Certain debenture agreements contain covenants, which require the Company to perform a reverse split of not less than fifteen shares of the Company's common stock for one share of common stock. Certain debenture agreements also contain additional terms including registration rights and default provisions.

The convertible notes have contractual conversion rates of between $0.002 and
$0.045, (see Note 5).

NOTE 4. INCOME TAXES

Under SFAS 109, "Accounting for Income Taxes", the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the
Company's deferred tax assets at December 31, 2003 are approximated as follows:

Deferred tax assets:
  Net operating loss carryforwards             $ 13,000,000
Valuation allowance for deferred tax assets     (13,000,000)
Net deferred tax assets                        $          -
                                               =============

At December 31, 2003, the Company has a net operating loss carryforward of approximately $39 million, which will begin to expire through the year 2023.
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

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is approximated as follows:

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                      2003              2002

Income tax benefit at U.S. statutory rate          $(1,030,000)    $ (2,120,000)
State tax benefit, net                                (150,000)        (310,000)
Change in valuation allowance                        1,180,000        2,430,000
Tax expense                                        $         -     $          -
                                                   ============    =============

NOTE 5. STOCKHOLDERS' (DEFICIT)

Common Stock

During the year ended December 31, 2002 the Company issued 41,328,286 shares of common stock related to the conversion of $1,439,889 of debt and 12,500,000 shares of common stock for services valued at $435,503 which represents the fair market value of the shares issued.

In addition, during the year ended December 31, 2002 the Company recorded stock subscriptions for an aggregate of $11,784 for 11,783,580 shares of common stock related to certain anti-dilution provisions contained in the employment contract discussed in Note 6.

The number of potentially convertible shares of common stock related to conversion of convertible debentures is approximately 431,172,000.

As of December 31, 2002, warrants to purchase 223,333 shares of the Company's common stock were outstanding. These warrants expired January 28, 2003 and had exercise prices ranging from $2.81 to $3.00 per share.

During the year ended December 31, 2003, the Company issued 100,000,000 options to purchase shares of common stock to certain non-employees at an exercise price of $.001 per share for 5 years.

SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended
December 31 2003: expected life of options of 5 years, expected volatility of
361%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended
December 31, 2003, approximated $0.00 per option. Compensation costs charged to operations aggregated $0 for the year ended September 30, 2003. These results may not be representative of those to be expected in future years.

Stock Option Plan

In November 2000, the Board of Directors and the stockholders of the Company adopted a stock option plan. The number of options, which may be granted under the plan aggregates 175,000,000. The purchase price for any Stock Awards and the exercise price for any Options may not be less than the fair market value for the common stock on the date of grant. There are currently no options outstanding under the plan.

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office at a rate of $4,000 per month pursuant to a lease expiring in June 2005. Future minimum lease payments are as follows:

        2004: $48,000
        2005: $24,000

Rent expense for the years ended December 31, 2003 and 2002 including the above lease was $ 36,687 and $0.

Employment Contract

The Company entered into an employment with an executive officer, which expires during June 2010. The agreement provides for minimum salary levels and minimum expense reimbursements as well as for incentive bonuses, which are payable if specified management goals are attained. Minimum commitments for future salaries and expense reimbursement, excluding bonuses aggregate $358,000 per year.

In addition to these amounts, the Company has agreed to pay an annual performance/incentive bonus on the following terms:

Company Fiscal Year Revenue                       Bonus

$0 to $2.0 million                          5% of base salary
$2.0 million to $5.0 million                15% of base salary
$5.0 million to $10.0 million               30% of base salary
$10.0 million or greater                    50% of base salary

The employment agreement also provides for the issuance of 5 million options to purchase shares of the Company's common stock upon the Company's adoption of a new stock option plan, all of which will be immediately exercisable. The employment agreement provides anti-dilution protection such that in the event the Company ever issues any additional shares at a price less than the exercise price then in effect for the options granted to him, the exercise price of his options will be proportionately reduced. In addition to requiring the Company to record compensation expense on each occasion the exercise price of the options is reduced.

The employment contract allows the employee at all times to maintain his proportionate equity interest in the Company by means of the issuance of additional shares of common stock to him in sufficient amounts to preserve his percentage ownership in the Company. This may be accomplished by purchase at the price or on terms included in the employment contract or his election to convert debt owed to him by the Company.

If the Company terminates the employment agreement without cause at any time during the term the Company is required to fulfill the following severance obligations:

(1) The Company must continue to reimburse the employee after the termination of his employment approximately $9,000 per month to enable him to maintain an

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

office and residence in New York City for the balance of the term of the agreement;

(2) In the event the employee continues after the termination of his employment to hold options, warrants or other securities convertible into the Company's common stock, the exercise prices of such securities shall be proportionately reduced if the Company issues common stock at a price lower than the exercise price then in effect for the employees options;

(3) The Company must pay the employee a lump sum equal to the sum of the present value of 100% of his base salary for the balance of the term of the employment agreement;

(4) The Company must pay the employee an additional lump sum equal to $1.25 million; and

(5) The Company must execute a UCC-1 financing statement in favor of the employee enabling him to record a lien against the Company's assets in order to secure payment of the $1.25 million severance payment.

In addition, regardless of whether the Company has previously terminated the employee's employment, if upon the expiration of the employment term, the
Company elects not to offer an additional five-year employment contract, the
Company must pay him an additional lump sum payment in the amount of $900,000.

The Company may only avoid these severance obligations if it terminates employment for cause. In order for the Company to terminate employment for cause, it must follow the procedures set forth in his employment agreement. The
Company would be required to give a 90 days' prior written notice of his termination for cause. The employee would then have 90 additional days to elect whether to object to his termination. If so objected, the Board of Directors would be required to convene a special meeting within 30 days, at which the employee would have the right to appear, to review his objection and determine whether sufficient evidence existed to terminate employment for cause. The employee may again object to the Board of Directors' determination by filing a request for arbitration within 30 days of the Board's determination. The arbitration would be required to take place within 60 days of notice of such request. If the employee objected to termination of his employment for cause, he would remain in his position as Chief Executive Officer and continue to receive the amounts due to him under his employment agreement, until the contested matters were finally determined. This process could take a substantial amount of time. Even if the Company were to be successful in terminating employment for cause, if upon expiration of the employment term, the Company elects not to offer an additional five year employment contract, the Company would be obligated to pay him an additional lump sum payment of $900,000, as well as paying existing payable of approximately $3,500,000.

Litigation

A. In early October 2001, the Company commenced suit in the United States
District Court for the Southern District of New York in which it sought to recover $200 million in damages and other relief against Teakwood Ventures, LLC and several related parties, including Aditha Reksono, Dilip Missand, Cambridge
Management Systems, Ltd., Global Systems Consulting, Ltd., the Europe
Corporation, AsiaGateway.com, Ltd., Lilijanti Sudarto and Ina Indrawati. The
claims included allegations of fraud, misrepresentation, breach of contract, violation of RICO statutes, and other claims. On October 18, 2001, the Company reached an overall settlement with the defendants, pursuant to which the shares

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

which had been issued to the defendants were to be returned to the Company. The total number of shares of the Company's common stock to be returned in accordance with the "Teakwood Settlement" was approximately 184,277,000 shares.

B. ORBIT BRANDS CORPORATION, a Delaware corporation, Itrex International
Corporation, a Delaware corporation, and Joseph R. Cellura, Plaintiffs, vs.
Douglas R. Dollinger, Joanne Bertolini, Dean E. Miller, etc., et al.,
Defendants, Los Angeles County Superior Court Case No. BC 309 942.

Nature of the Litigation: The Company, through its subsidiary, Itrex
International Corporation, and Mr. Cellura, personally, commenced suit against the above-named individuals in the Superior Court of the State of California for
the County of Los Angeles, seeking damages for breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts, and an accounting. The Company anticipates that the suit will be amended, possibly to add additional parties, as well as to include additional claims against the original defendants.

Despite its best efforts, the Company has been unable to obtain certain books and records in the custody and possession or under the control of its former
Chief Legal Officer, Douglas R. Dollinger, who has to date, despite numerous requests and demands made by and on behalf of the Company, failed and refused to deliver such books and records to the Company. The Company has continued to demand the turnover of such books and records, inter alia, and has commenced the referenced litigation against Mr. Dollinger, among others, for the failure and refusal to return these documents to the Company, among other claims asserted against Mr. Dollinger in the lawsuit.

As the Company's Chief Legal Officer, Mr. Dollinger was responsible for the
Company's Delaware franchise tax filings, as well as its federal and state income tax returns and all federal and state securities reports and filings, none of which, as noted above, were filed during the years in question. The
Company is further informed and believes that Mr. Dollinger has attempted to intervene in the Company's efforts to bring itself back into compliance with its regulatory reporting and filing obligations, and that Mr. Dollinger also has contacted a number of the Company's professionals to discourage their completion of their engagement(s) to do so during the past several months. These matters may constitute additional material facts and issues in the above-referenced litigation against Mr. Dollinger.

Progress to Date: The Company filed the Complaint on February 2, 2004. None of the defendants has yet answered the Complaint or otherwise filed a response, but none of the defendants is yet in default. The Company intends to vigorously prosecute the suit against all of the named defendants.

Evaluation Outcome: The total amount of damages claimed by the Company exceeds
$1 million. It is not possible to predict the outcome of the lawsuit or the amount of damages, if any, that the Company may be able to recover against the defendants.

C. Dean E. Miller, Plaintiff, vs. Orbittravel.Com Corporation and Joseph R.
Cellura, Defendants; ORBIT BRANDS CORPORATION and Joseph R. Cellura,
Counterclaimants, vs. Dean E. Miller, Counter-Defendant, Delaware Court of
Chancery Case No. CA 253-N.

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Nature of the litigation: The Company and Mr. Cellura are named as defendants in this suit, which was filed in Delaware Chancery Court by a former employee of the Company, Dean Miller, who was terminated in or about 2001. Mr. Miller also is a minority shareholder in the Company. Neither the Company nor Mr. Cellura
were served with the lawsuit, although they discovered through an audit that the lawsuit was filed in Delaware on February 13, 2004 and purportedly served on the
Company's designated agent for service of process on February 26, 2004. The suit is based upon an alleged failure to hold annual stockholders meetings, and further alleges claims for breach of fiduciary duties, and misappropriation and embezzlement of funds and securities.

Progress to Date: Despite the fact that the Company and Mr. Cellura learned of the existence of the lawsuit by chance, they have answered the lawsuit and filed their own counterclaim against Mr. Miller in the Chancery Court, seeking declaratory relief to the effect that Mr. Miller's claims are wholly without merit and that he lacks standing to assert them. Both the Company and Mr.
Cellura categorically deny each and all of Mr. Miller's contentions, and they each intend to vigorously defend the lawsuit and to prosecute their counterclaims against Mr. Miller and third- party claims against parties in addition to Mr. Miller, as deemed appropriate.

Evaluation Outcome: Based upon the recent of the commencement of the lawsuit, it is not possible to predict the outcome of the lawsuit or the amount of damages, if any, for which the defendants could be determined to be liable.

The Company is also involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

Other

During the periods covered by these financial statements the Company issued shares of common stock and convertible debentures without registration under the
Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations.

During the past two years, the Company did not file its 2002 and 2003 tax returns, nor did it file its SEC Forms 10-KSB, Form 10-QSB, or Form 8-K reports, as they were due, or other securities reports and filings.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company funded expenses on behalf of certain entities affiliated through common ownership. Accounts receivable from related parties were $49,260 and were written off at December 31, 2002.

At December 31, 2003 the Company is indebted to an officer in the aggregate amount of approximately $3,500,000 which is included in accounts payable and accrued expenses - related parties. This amount relates principally to a settlement agreement for $2,500,000 and unpaid salary and expenses.

NOTE 8. CORRECTION OF AN ERROR

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

The Company determined that promissory notes with an aggregate balance of
$6,124,889 were not recorded on its balance sheet at December 31, 2001. The accompanying financial statements have been restated to reflect this $6,124,889 increase in the balance of the notes. The adjustment increased the accumulated deficit at December 31, 2001 by this amount to $75,305,691.

NOTE 9. SUBSEQUENT EVENTS

During March 2004 the Company amended its Articles of Incorporation to change its name to Orbit Brands Corporation.

During May 2004 the Company authorized a reverse stock split of 1 for 500 of the
Company's common shares. This split has not yet been affected.

During April 2004 the Company amended its Articles of Incorporation to increase its authorized capital to 2,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. The Company also authorized the designation of Series A convertible preferred stock as follows:

        (a) Designation. The series of Preferred Stock created hereby shall be designated the "Series A Preferred Stock".

        (b) Authorized Shares. The number of shares of Series A Preferred Stock shall be Ten Million (10,000,000) Shares.

        (c) Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of junior capital stock, including Common Stock, an amount equal to the market value of the Series A Preferred Stock as of such date divided by the number of common shares into which this series of preferred stock converts per share, plus accrued and unpaid dividends (the "Liquidation Preference"). If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the holders of the Series A
Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Corporation shall be distributed ratably among the holders of the Series
A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Corporation, nor the sale, lease or transfer by the Corporation of all or a part of its assets, shall be deemed a liquidation, dissolution or winding up of the Corporation, for purposes of this Section ( c ).

        (d) Dividends. The Series A Preferred Stock shall not be entitled to receive any dividends.

        (e) Conversion Rights. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 100:1 fully paid and nonassessable shares of the Corporation's Common Stock, provided, however, that such conversion would not violate any applicable federal, state or local law, rule, or regulation, or any judgment, writ, decree or order binding upon the
Corporation or the holder, or any provision of the Corporation's or the holder's
Amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation or the holder are parties, or by which they are bound. Said conversion rate shall be subject to equitable

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

adjustment at the reasonable discretion of the Board of Directors of the
Corporation in the event of the occurrence of capital events which make such adjustment appropriate, such as a dividend payable in shares of common stock, combinations of the common stock, a merger or consolidation, or the like.

        (i) Conversion Procedure.

        The holder shall effect conversions by surrendering the certificate(s)
        representing the Series A Preferred Stock to be converted to the
        Corporation, together with a form of conversion notice satisfactory to the Corporation, which shall be irrevocable. If the holder is converting less than all of the shares of Series A Preferred Stock represented by the certificate tendered, the Corporation shall promptly deliver to the holder a new certificate representing the
        Series A Preferred Stock not converted. Not later than five (5)
        trading days after the conversion date, the Corporation shall deliver to the holder a certificate or certificates, which shall be subject to restrictive legends and trading restrictions required by law, representing the number of shares of Common Stock being acquired upon the conversion; provided, however, that the Corporation shall not be obligated to issue such certificates until the Series A Preferred
        Stock is delivered to the Corporation. If the Corporation does not deliver such certificate(s) by the date required under this paragraph
        (e)(I), the holder shall be entitled, by written notice to the
        Corporation at any time on or before receipt of such certificate(s), to rescind such conversion.

        (ii) Value Maintenance and Reset Provision.

        The number of common shares that this series of convertible preferred shares convert into is initially set as of the date of this certificate. The number of shares is calculated by taking the conversion ratio and multiplying the amount of common shares available per preferred share by the number of preferred shares designated by the preferred share certificate attached to this certificate. However, this number shall be adjusted at the end of each month, or on any date upon which a demand for conversion occurs. The purpose of this provision is to maintain the original underlying value of the preferred shares on the date of the original issuance of the preferred shares. This will be accomplished using the following formula:

        One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to, i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 ? ($5 per share ? $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance.

        (iii) Conversion Penalty.

        In the event the Corporation breaches its obligation to timely deliver the Common Stock on conversion, without limiting the shareholder's other rights and remedies, the Corporation shall pay to the

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

        shareholder $5.00 per day for each such breach for each 100:1 shares of Common Stock subject to the conversion, with pro rata payments for amounts less than 100:1 shares.

        (iv) Adjustments on Stock Splits, Dividends and Distributions.

        If the Corporation, at any time while any Series A Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock (whether payable in shares of its Common
        Stock or of capital stock of any class), (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or
        (d) issue reclassification of shares of Common Stock into any shares of capital stock of the Corporation, the Conversion Ratio shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction, of which the numerator shall be the number of shares of
        Common Stock of the Corporation outstanding after such event and the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph
        (e)(iv) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, or immediately after the effective date in the event of a subdivision, combination or reclassification. Whenever the
        Conversion Ratio is adjusted pursuant to this paragraph, the
        Corporation shall promptly mail to the shareholder a notice setting forth the Conversion Ratio after such adjustment and a brief statement of the facts requiring such adjustment.

        (v) Adjustments on Reclassifications, Consolidations and Mergers.

        In the event of a reclassification of the Common Stock or a consolidation or merger of the Corporation with or into another person, the sale or transfer of all or substantially all of the assets of the Corporation, or any compulsory share exchange pursuant to which the Common Stock is converted into other securities, cash or property, then each holder of Series A Preferred Stock then outstanding shall have the right thereafter to convert such Series A Preferred Stock only into the shares of stock or other securities or property receivable upon, or deemed to be held by holders of Common Stock following, such reclassification, consolidation, merger, sale, transfer or share exchange, and the holder shall be entitled upon such event to receive such amount of securities or property as the shares of the Common Stock into which such Series A Preferred Stock could have been converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange would have been entitled. The terms of any such consolidation, merger, sale, transfer or share exchange shall include such terms as are necessary or required in order to continue to give to the holder the right to receive the securities or property set forth in this paragraph (e)(v)
        upon any conversion following such consolidation, merger, sale, transfer or share exchange. This provision shall similarly apply to successive reclassifications, consolidations, mergers, sales, transfers or share exchanges.

        (vi) Fractional Shares; Issuance Expenses.

        Upon a conversion of Series A Preferred Stock, the Corporation shall not be required to issue stock certificates representing fractions of shares of Common Stock, but shall issue that number of shares of
        Common Stock which is rounded to the nearest whole number. The issuance of certificates for shares of Common Stock on conversion of
        Series A Preferred Stock shall be made without charge to the holder

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

        for any documentary stamp or similar taxes that may be payable in respect of the issuance or delivery of such certificate, provided that the Corporation shall not be required to pay any tax that may be payable in respect of any such transfer involved in the issuance and/or delivery of any such certificate upon conversion in a name other than that of the holder, and the Corporation shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Corporation the amount of such tax, or shall have established to the satisfaction of the Corporation that such tax has been paid.

        (f) Voting Rights. Except as otherwise expressly provided herein or as required by law, the holders of shares of Series A Preferred Stock shall be entitled to vote on any matters considered and voted upon by the Corporation's
Common Stock. The holders of Series A Preferred Stock shall be entitled to 100:1 votes per share of Series A Preferred Stock. Except as otherwise expressly provided herein or as required by law, the holders of Series A Preferred Stock and the holders of Common Stock shall vote as separate classes.

        (g) Reservation of Shares of Common Stock. The Corporation covenants that it will at all times reserve and maintain available out of its authorized and unissued Common Stock, solely for the purpose of issuance upon conversion of
Series A Preferred Stock as herein provided, free from preemptive rights or any other actual contingent purchase rights of persons other than the holders of
Series A Preferred Stock, such number of shares of Common Stock as shall be issuable upon conversion of the outstanding Series A Preferred Stock. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all outstanding Series A Preferred Stock, the Corporation shall take such corporate action as may be necessary to increase the number of authorized shares of Common Stock which are required to satisfy such purpose. The Corporation covenants that all shares of Common Stock that shall be so issuable shall, upon issuance, be duly and validly authorized, issued, fully paid and nonassessable.

        (h) No Reissuance of Series A Preferred Stock. No shares of Series A
Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion or otherwise, shall be reissued, and all such shares shall be cancelled, retired and/or eliminated from the shares of capital stock which the
Corporation shall be authorized to issue.

        (i) Mandatory Redemption. There shall be no mandatory redemption.

        (j) Assignment. There shall be no restrictions prohibiting a preferred stock holder from assigning, pledging or hypothecating his, her or its preferred shares.

During May 2004 the Company's shareholders authorized the company to file for
Protection pursuant to the provisions of the United States Bankruptcy Code,
Title 11 at the discretion of the Board of Directors.

During May 2004 the Company through a subsidiary SMARTVoice Telecommunications,
Inc,, a Delaware corporation ("SMARTVoice") agreed to acquire the intellectual property of SMARTVoice Telecommunications, Inc, a Georgia corporation
("Georgia"). The purchase price consisted of employment contracts for the executive officers of Georgia and delivery of a convertible promissory note in the amount of $200,000 to assist in funding the new company and the assumption of any deferred compensation and expenses due to the officers of Georgia for the period from May 6, 2003 to December 18, 2003.

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Prior to this, Georgia was an affiliate of the Company, and between December
16th 2003 and May 30th 2004, the Company caused certain of its convertible debenture holders to invest approximately $394,940 of the amounts discussed below into Georgia for use as working capital for both Georgia ($239,940) and the Company ($155,000). On January 1, 2004 SMARTVoice executed employment agreements with Charles P. Shuster, as Chairman and CEO of SMARTVoice and
Frederick Alger as Chief Financial Officer of SMARTVoice. Additionally the
SMARTVoice Board of Directors met on January 6, 2004 and authorized the offer of employment to Robert Barkley for the position of Senior Vice President of
Business Development. The compensation has been deferred for all executive employment agreements of SMARTVoice. The terms of the employment contracts for
Fredrick Alger and Robert Barkley are for 90 day renewal periods at compensation rates yet to be determined. The term of the employment contract with Charles
Shuster is for a period of seven years an a base salary of $275,000 per annum and a signing bonus of $150,000. In addition he is entitled to options to purchase 5,000,000 shares of common stock of the Company at fair market value exercisable for 5 years. The contract also contains certain anti-dilution provisions, incentive compensation and severance pay in the amount of $900,000 in the event of default or termination for certain reasons.

SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP Telephony is the technology of using the Internet to transport voice conversations.

On or about February 21, 2004, the Company entered into a Security Agreement and
Promissory Note with Sherman & Peabody, LLC ("S&P") (the "S&P Note"). Pursuant
to the S&P Agreement, S&P was to loan the Company the sum of $250,000 for a period of up to 365 days at an interest rate of 12% per annum secured by shares of the Company's common stock. S&P, however, only funded $155,000 of the
$250,000, and on or about June 5th, 2004, the Company and S&P reached a new agreement whereby the S&P Agreement was rescinded, S&P received an unsecured promissory note in the amount of the $125,000 it had paid the Company (the "S&P
Replacement Note"). The S&P Replacement Note is convertible at S&P's option into either: (a) an amount of cash equal to the 5-day average trailing price of the
Company's common shares multiplied by 5,500,000; or (b) an amount of cash equal to 150% of the outstanding balance owed by the Company to S&P. Additionally, S&P is entitled to receive a 35% Loan Management fee.

From January 2004 to May 2004, the company raised $577,530, in exchange for
$1,155,060 in unsecured convertible 12% debentures due at various dates in 2005, principal and interest payable at maturity, unless converted into common stock.
In addition, from January 2004 to May 2004, the company issued for services rendered and other business related activities $1,597,537 in unsecured convertible 12% debentures due at various dates in 2005, principal and interest payable at maturity, unless converted into common stock. The notes are convertible at $.015 per share.

During March 2004, Malibu Beach Beverage Group, LLC, a Delaware LLC ("MBBG")
entered into a 10 year tripartite licensing agreement with the Company and Itrex
(the "Tripartite Agreement"). Under the terms and conditions of the Tripartite
Agreement, the Company agreed to loan MBBG the sum of $290,000 for working capital, and Itrex, the Company's wholly-owned subsidiary, agreed to accept from
MBBG a total of 80 % of the royalties derived from the sale of alcoholic beverages and mixers (the "Products"). Pursuant to a separate promissory note,
MBBG agreed to repay to Itrex the sum of $100,000, plus interest, in consideration for a $100,000 loan from Itrex to MBBG made on or about March
29th, 2004. Pursuant to the terms of the Tripartite Agreement, MBBG agreed to perform the research, development, administration, marketing, and distribution of the Products. The Company's Chairman and CEO, Joseph Cellura, holds a 25%
membership interest in MBBG, entitling him to receive 25% of any and all MBBG

                            Orbit Brands Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003

distributions to its members (if any).

On June 3, 2004, the Company's Board of Directors met and determined that because the Company had been unable to pay approximately $3,500,000 of accrued debt owed to an officer as of December 31, 2003, based on previous and unpaid settlements, accrued and unpaid compensation and expenses, and accrued and unpaid benefits, and because the officer had indicated that he was willing to forego payment of $750,000 of said indebtedness in exchange for shares of convertible preferred stock of the Company, the Company would be authorized to issue 5,000,000 shares of the Series A convertible preferred stock to him, in accordance with the Company's Certificate of Designation of Series A Preferred
Stock.

During the period from January 1, 2004 to May 31, 2004 the Company issued an aggregate of 90,000,000 shares of common stock for conversion of $180,000 in debt. Pursuant to certain anti dilution provisions an officer of the Company is entitled to receive approximately 19,700,000 shares of common stock upon payment for the shares or conversion of debt due to him.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

On July 29, 2003, with the approval of the Audit Committee and the concurrence of the Board of Directors, OrbitTravel.com Corporation. (the
"Registrant")engaged Stark Winter Schenkein & Co., LLP ("SWS") as its independent auditors. OrbitTravel dismissed its former independent auditors,
Holtz Rubenstein & Co., LLP ("HR"), effective as of that date. Prior to the engagement of SWS, HR had served as the independent auditors of the Registrant since December 2001. Prior to the engagement, there were no consultations between SWS and the Registrant regarding the treatment of accounting, auditing or financial reporting issues.

HR's audits of the Registrant's financial statements for the years ended
December 31, 2001 and 2000, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for a paragraph regarding uncertainty concerning the Company's ability to continue as a going concern; such statements did not contain any adjustments for uncertainty stated therein.

There have been no disagreements between the Registrant and HR in connection with the audit of the Registrant's financial statements for the fiscal years ended December 31, 2000 and 2001, and in the subsequent interim period through
July 29, 2003, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HR, would have caused HR to make reference to the subject matter of the disagreements in its report on the Registrant's financial statements for any such periods. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of
1934, as amended, occurred with respect to the Registrant's two most recent fiscal years or the subsequent interim period through July 29, 2003 preceding the dismissal of HR.

Item 8-A. CONTROLS AND PROCEDURES.

Prior to the filing date of this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted and supervised by the
Company's Chief Exective Officer and acting principal financial officer, Joseph
R. Cellura. , and acting Chief Financial Officer, Fred Alger, CPA, MBA. Based on
this evaluation, the Company concluded that, except as noted below, the controls and other procedures it employs for recording, processing, summarizing and reporting information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, as Amended (the "Exchange
Act")(15 U.S.C.ss.ss.78a, et seq.), were effective as of the end of the period covered by this report.

The Company concluded that most of the ineffectiveness of its controls and procedures could be attributed to its relationship with Chief Legal Officer,
Douglas R. Dollinger, Esq. (See Footnote 1, supra.) Since on or about February
17, 1999 through the end of the period covered by this report, Mr. Dollinger's corporate responsibilities included, without limitation, the maintenance of certain corporate books and records, and the preparation and filing of all reports under the Exchange Act. (See Footnote 1, supra.) A significant number of the Company's books and records, including, but not limited to, by-laws, articles of incorporation and amendments thereto, material agreements and other documents are in the possession, custody and/or control of Mr. Dollinger.
However, the company has in it's possessions copies of the documents required to prepare this filling.

Since on or about October 14, 2003, the Company has continually requested of Mr.
Dollinger, both orally and in writing, that he deliver all Company books and records in his possession, custody and/or control back to the Company. To date,
Mr. Dollinger has refused to deliver or return such books and records to the
Company.

Our independent accountants have also reported to our Board of Directors certain matters involving internal controls that the accountants consider to be a weaknesses under standards established by the American Institute of Certified
Public Accountants. The identified weaknesses relate to a lack of segregation of duties within our accounting and financial management functions and inadequate dedication of resources to the financial review and analysis functions. Due to the size of the Company, the lack of operations and significant financial constraints, the Company has been unable to employ the necessary resources for proper internal financial review and analysis. The company will endeavor to correct this going forward under the direction of the CFO.

The Company has begun to implement procedures and controls designed to increase the effectiveness of its disclosure under the Exchange Act. Since on or about
October 14, 2003, has worked with and continues to work with new general and securities counsel, its auditors and accountants to prepare and file any and all such delinquent reports as soon as practicable. The Company has commenced suit against Mr. Dollinger, among others, for damages for, inter alia, breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts, and for an accounting. The Company anticipates that the suit will be amended to include additional claims against the defendants. (See Item 3, "Legal Proceedings," supra.)

On May 1, 2004, the Company engaged Frederick Alger, CPA. MBA, as its new Chief
Financial Officer ("CFO"). The Company also intends to maintain duplicate copies of material books and records both at its own offices and at the offices of its general counsel and auditors. The Company also has formed an audit committee to research and implement methods to increase the effectiveness of its disclosure controls and procedures.

The referenced weaknesses have been discussed in detail among our Board of
Directors and with our professionals. The Company has assigned high priority to the correction of these material weaknesses, and is committed to addressing and resolving them as fully as is practicable. As the Company attempts to grow and strives to achieve financial stability, management intends to devote additional resources to further develop its financial accounting, analysis and reporting functions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our executive officers and directors:

      Name                    Age       Position

Joseph R. Cellura. . . . . .  49       Chairman of the Board of
                                       Directors and Chief Executive
                                       Officer

Gordon D. Ewart . . . . . . . 62       Director

Denise  Bertolini . . . . . . 39       Director and Secretary

Fred Alger . . . . . . . . . .39       Chief Financial Officer

Joseph R. Cellura has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since June 1999. Mr. Cellura previously served as
Chairman of the Board of Directors and Chief Executive Officer from September 3,
1997 until February 17, 1999. During the interim period between serving as
Chairman of the Board of Directors and Chief Executive Officer, Mr. Cellura
independently sought further business opportunities for the Company. Mr. Cellura originally joined the Company as a result of the Company's acquisition of Divot
Corporation and Divot Development Corporation.

Mr. Cellura had served as an executive officer and owned a majority interest in the common stock of Divot Corporation since 1989 and Divot Development
Corporation since 1994. Prior to joining the Company, Mr. Cellura had been involved in various and progressively more responsible positions throughout his career, with extensive travel experience throughout the USA, Europe and Asia.
The Company believes Mr. Cellura has the experience and business acumen necessary to successfully assist the Company in its planned restructuring.

During the period from 1976 to 1992, Mr. Cellura was an investment banker with
Shearson & Kidder Peabody & Co. Mr. Cellura attended the State University of New
York at Amherst, New York.

Gordon D. Ewart has been with the Company since 1994. Gordon D. Ewart, has served as a director since November, 2000. He also served as our director from
November, 1991 until he resigned as Chairman of the Board in May 1997. Since
1987, and prior to joining us, Mr. Ewart was co founder of three merchant banks based in Toronto, Canada and Bermuda: Resources Capital International Ltd.,
Paramount Funding Corp. and Grafco Ltd., which firms were utilized as investment vehicles to finance Canadian industrial and natural resource companies. Mr.

Ewart is also a director of Global (GMPC) Holdings, Inc. (formerly New Total
Group, Inc.), a Canadian public company.

Denise Bertolini has served on the Company's Board of Directors since April
2004. Ms. Bertolini joined Globaltronix, an internet banking firm, in 2000.
While at Globaltronix, she helped implement and manage an online banking application, oversaw the implementation of certain investment banking applications to raise capital utilizing a "dutch auction" methodology in the public and private sectors, and interfaced with the SEC to obtain an approved model. Prior to joining Globaltronix, Ms. Bertolini was a trader's assistant and compliance administrator at Brookehill Equities, Inc. from 1995 to 2000. Prior to Brookehill Equities, Inc., Ms. Bertolini worked for EGS Partners as a trader's assistant, and for Goldman, Sachs & Co. as an administrative assistant, from 1981-1989.

Frederick J. Alger joined the Company's executive team on May 2004. Mr. Alger is also the Chief Financial Officer of SMARTVoice and has been in the capacity since the company's inception. Prior to that, Mr. Alger was a principal in
Financial Modeling Solutions which provide technical and financial consulting services to corporate clientele in North America and Europe. From 1998 to 2001,
Mr. Alger was the Director of Finance at Tesa Entry Systems, a wholly owned subsidiary of Chubb, PLC. From 1991 to 1998, Mr. Alger held various finance and accounting and finance management position at United Parcel Service. Mr. Alger holds a BS in Accounting from University of Maryland, an MBA from Loyola
University, and is a CPA.

The Company's directors and executive officers are required to file with the
SEC, by a specified date, reports regarding their transactions involving the
Company's common stock. To the Company's knowledge, based solely upon information furnished to the Company, none of the Company's directors or executive officers filed any such reports during 2002. The Company is not aware of any transactions involving its common stock by any of its directors or executive officers.

ITEM 10. EXECUTIVE COMPENSATION.

The Company's directors have served without compensation for their services as directors but have been reimbursed for expenses incurred in connection with their duties. It is anticipated that the Company's directors will continue to serve without compensation (other than reimbursement of expenses). Other than the employment contracts described below, the Company had no standard arrangements or policies for compensation of its executives. The Board of
Directors will, from time to time, determine the compensation of senior management in accordance with its prevailing financial condition, as the Board shall determine, and provide other incentives to promote successful management of its business. There were no bonus, stock option or other incentive plans in effect for any level of management as of the end of 2002, except for the
Company's 1998 Incentive Stock Option Plan and 1994 Stock Option Plan, and the
performance bonuses included in the employment agreement of Mr. Cellura, as more fully described below.

The following table sets forth information with respect to compensation paid to the Company's Chief Executive Officer in 2002. No other executive officer received compensation in excess of $100,000 in 2002.

                           Summary Compensation Table

                                          Annual
                                         Securities
                                        Compensation
                                         Underlying
                                                  Options        All Other
                                 Year  Salary   Bonus   (#)     Compensation
Name and Principal Position
Joseph R. Cellura............... 2002 $250,000 $  -      --      $ 108,000
 Chief Executive Officer         2001 $250,000 $  -      --      $ 108,000
                                 2000 $250,000 $  -      --      $ 108,000

Mr. Cellura served on the Company's Board of Directors as its Chairman and Chief
Executive Officer from September 3, 1997 until he resigned on February 17, 1999.
On February 17, 1999, the remaining members of the Board elected Jeremiah M.
Daly, another Board member and the Company's then President, to serve as
Chairman and Chief Executive Officer. Mr. Daly resigned from all of those positions, including as a member of the Board of Directors, effective April 28,
1999, at which time the Board of Directors appointed Kenneth Craig to serve as
President and Chief Executive Officer. Mr. Craig was appointed Chairman on May
6, 1999. He was succeeded as Chairman and Chief Executive Officer by Mr. Cellura
on June 24, 1999.

All stock options that the Company has granted since its inception have been forfeited. As of the end of 2001, there were no unexercised options or stock appreciation rights held by executives of the Company which were then outstanding.

Employment Contracts.

The Company has entered into employment agreements with its executive management, including a seven-year employment agreement with Mr. Cellura effective as of June 24, 1999. Under the Company's agreement with Mr. Cellura, the Company has agreed to pay him an annual base salary of at least $250,000.
The Company has also agreed to reimburse Mr. Cellura approximately $9,000 per month to enable Mr. Cellura to maintain an office and residence. The Company also reimburses Mr. Cellura for certain expenses related to the Company's New
York, Los Angeles, and Maitland, Florida offices. In addition to these amounts, the Company has agreed to pay Mr. Cellura an annual performance/incentive bonus on the following terms:

Company Fiscal Year Revenue                      Mr. Cellura's Bonus

$0 to $2.0 million.................................5% of base salary
$2.0 million to $5.0 million......................15% of base salary
$5.0 million to $10.0 million.....................30% of base salary
$10.0 million or greater..........................50% of base salary

The employment agreement with Mr. Cellura also provides for the issuance of 5.0 million options to purchase shares of the Company's common stock upon the

Company's adoption of a new stock option plan, all of which will be immediately exercisable. Mr. Cellura's employment agreement provides anti-dilution protection to Mr. Cellura such that in the event the Company ever issues any additional shares at a price less than the exercise price then in effect for the options granted to Mr. Cellura, the exercise price of his options will be proportionately reduced. In addition to requiring the Company to record compensation expense on each occasion the exercise price of Mr. Cellura's options is reduced, this provision could have the effect of discouraging the
Company from undertaking various financing transactions in the future that may otherwise be in its best interests.

If the Company terminates Mr. Cellura's employment agreement without cause at any time during the term of his seven-year employment agreement, the Company is required to fulfill the following severance obligations:

(1) The Company must continue to reimburse Mr. Cellura after the termination of his employment approximately $9,000 per month to enable Mr. Cellura to maintain an office and residence in New York City for the balance of the term of the agreement;

(2) In the event Mr. Cellura continues after the termination of his employment to hold options, warrants or other securities convertible into the Company's common stock, the exercise prices of such securities shall be proportionately reduced if the Company issues common stock at a price lower than the exercise price then in effect for Mr. Cellura's convertible securities;

(3) The Company must pay to Mr. Cellura a lump sum equal to the sum of the present value of 100% of his base salary for the balance of the term of the employment agreement;

(4) The Company must pay Mr. Cellura an additional lump sum equal to $1.25 million; and

(5) The Company must execute a UCC-1 financing statement in favor of Mr. Cellura enabling him to record a lien against the Company's assets in order to secure payment of the $1.25 million severance payment.

In addition, regardless of whether the Company has previously terminated Mr.
Cellura's employment, if upon the expiration of Mr. Cellura's seven-year employment term, the Company elects not to offer Mr. Cellura an additional five-year employment contract, the Company must pay him an additional lump sum payment in the amount of $900,000.

The Company may only avoid these severance obligations if it terminates Mr.
Cellura's employment for cause. In order for the Company to terminate Mr.
Cellura's employment for cause, it must follow the procedures set forth in his employment agreement. The Company would be required to give Mr. Cellura 90 days'
prior written notice of his termination for cause. Mr. Cellura would then have
90 additional days to elect whether to object to his termination. If Mr. Cellura so objected, the Board of Directors would be required to convene a special meeting within 30 days, at which Mr. Cellura would have the right to appear, to review his objection and determine whether sufficient evidence existed to terminate Mr. Cellura's employment for cause. Mr. Cellura may again object to the Board of Directors' determination by filing a request for arbitration within
30 days of the Board's determination. The arbitration would be required to take place within 60 days of notice of such request. If Mr. Cellura objected to termination of his employment for cause, Mr. Cellura would remain in his position as Chief Executive Officer and continue to receive the amounts due to him under his employment agreement, until the contested matters were finally determined. This process could take up to 10 months. Even if the Company were to be successful in terminating Mr. Cellura's employment for cause, if upon expiration of Mr. Cellura's seven-year employment term, the Company elects not to offer Mr. Cellura an additional five- year employment contract, the Company would be obligated to pay him an additional lump sum payment of $900,000, as well as paying existing notes payable to him in excess of $3.4 million.

On June 3, 2004, the Company's Board of Directors met and determined that because the Company had been unable to pay approximately $3,500,000 of accrued debt owed to an officer as of December 31, 2003, based on previous and unpaid settlements, accrued and unpaid compensation and expenses, and accrued and unpaid benefits, and because the officer had indicated that he was willing to forego payment of $750,000 of said indebtedness in exchange for shares of convertible preferred stock of the Company, the Company would be authorized to issue 5,000,000 shares of the Series A convertible preferred stock to him, in accordance with the Company's Certificate of Designation of Series A Preferred
Stock. The shares of common and preferred stock of the company owned by Mr.
Cellura constitutes approximately 52.07% of the company's voting stock which, pursuant to the Company's Certificate of Incorporation and By Laws permits him to effect certain actions for the company without the necessity of the Board of
Directors or other shareholders votes.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the beneficial ownership of the Company's common stock as of March 1, 2004 by each director, each executive officer, all executive officers and directors as a group, and each person known to the Company to beneficially own more than 5% percent of the Company's common stock, is set forth below.

                                                  Number of
                                                   Shares      Percent
                                                 Beneficially   of All
Name of Beneficial Owner Owned Shares (1)

Joseph R. Cellura.................................121,900,874  17.4%
SIRHC Holdings (2).................................81,000,000  11.6
Cambridge Management Systems, Ltd(4)...............44,714,050   6.4
Ina Indrawati(4)...................................42,000,000   6.0
Europe Corporation(4)..............................38,498,210   5.5
Lilijanti Sudahrto(4)..............................33,000,000   4.8
Global Systems Consulting, Ltd(4)..................26,493,755   3.8
All executive officers and directors
 as a group (2 persons)...........................202,900,874  29.0

(1) Based on 700,680,704 shares outstanding.

(2) Includes shares held by various affiliates.

(3) Includes shares held by various affiliates.

(4) Includes shares issued as a part of the Teakwood financing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2004, approximately 90 million shares of common stock in the Company were issued to various third parties based upon the terms of convertible promissory notes issued to said parties during the period between 1999 and 2004 in consideration for investments into the Company for working capital during this period. None of said parties were officers, directors or otherwise affiliated with the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits --

2.1(1) Stock Purchase Agreement effective as of April 20, 1998 by and among the
Company, Talisman Tools Incorporated and Daniel S. Shedd and Dixon Newbold;

2.2(2) Stock Purchase Agreement effective as of April 15, 1998 by and among the
Company, Divot Golf Corporation, a Florida corporation, and Joseph R. Cellura;

2.3(3) Stock Purchase Agreement effective as of January 28, 1998 by and among the Company, Miller Golf, Inc., Robert Marchetti, Louis Katon and John Carroll;

2.4(10) Sale and Assignment Agreement dated as of January 27, 2000 by and among
Mark Savoretti and Spartan Capital Management, LLC;

2.5(10) Assignment Agreement dated as of January 27, 2000 by and among the
Company and Spartan Capital Management, LLC;

2.6(10) Right to Use Agreement dated as of November 1, 1999 by and among the
Company and Orbit Network, Inc.;

2.7(10) Letter of Intent dated as of February 9, 2000 by and among the Company and AnimInet, Inc.;

2.8(10) Stock Acquisition Agreement dated as of January 31, 2000 by and among the Company and Wilhelmina Artist Management, LLC;

3.1(4) The Company's Certificate of Incorporation;

3.2(4) The Company's Bylaws;

3.3(5) Amendment to the Company's Certificate of Incorporation, filed July 18,
1994;

3.4 Amendment to articles of incorporation Orbit filed dated March 18th, 2004

3.5 Certificate of Good Standing State of Delaware dated March 16th, 2004
    (To be filed by amendment)

3.6 Certificate of Designation State of Delaware dated June 1st, 2004

3.7 Certificate of Designation State of Delaware Correction dated June 1st, 2004

3.8 Board of Directors Minutes dated April 4th, 2004
    (To be filed by amendment)

3.9 Board of Directors Minutes dated June 3rd, 2004

3.10 228 Written Consent dated May 3rd, 2004

3.11 228 Written Consent dated May 25th, 2004
    (To be filed by amendment)

4.1(6) Certificate of Designations, Preferences and Rights of the Company's 1997
Convertible Preferred Stock dated December 29, 1997;

4.2(6) Certificate of Designations, Preferences and Rights of 10,500 shares of the Company's 1997 Convertible Preferred Stock dated January 13, 1998;

4.3(10) Form of Exchange Letter between the Company and the holders of the
Company's 1997 Convertible Preferred Stock;

4.4(10) Funding Commitment Letter and Subscription Agreement as of February 15,
2000 by and between the Company and Teakwood Ventures, LLC;

10.1 (7) Form of Warrant issued to the Summit Stockholders dated June 30, 1995;

10.2(7) Form of Warrant and Registration Rights Agreement issued to Financial
Advisor dated June 30, 1995;

10.3(8) Agreement in Principle dated February 21, 1996 between the Company,
Gordon Ewart, the Company's four golf course subsidiaries, and the Company's three pension fund partners;

10.4(6) Form of Convertible Debenture Agreement dated November 18, 1997 between the Company and signatories, with form of warrant to purchase shares of the
Company's common stock;

10.5(6) Form of Private Placement Purchase Agreement dated December 3, 1997 between the Company and signatories, with form of warrant to purchase shares of the Company's common stock;

10.6(3) Form of Private Placement Memorandum dated April 3, 1998 between the
Company and signatories, with form of warrant to purchase shares of the
Company's common stock;

10.7(10) Employment Agreement dated June 24, 1999 between the Company and Joseph
R. Cellura;

10.8(10) Employment Agreement dated November 1, 1999 between the Company and
Dean E. Miller;

10.9(10) Employment Agreement dated November 1, 1999 between the Company and
David A. Noosinow;

10.10(10)Employment Agreement dated December 1, 1999 between the Company and
Douglas R. Dollinger;

10.11(10)Intentionally Omitted;

10.12(10)Intentionally Omitted;

10.13(10)Form of Exchange Letter between the Company and holders of the
Company's convertible debt;

10.14(10)Settlement Agreement dated as of June 24, 1999 between the Company and
Joseph R. Cellura;

10.15(10)Separation Agreement dated as of September 1, 1999 between the Company and Kenneth Craig;

10.16(10)Settlement Agreement dated as of January 31, 2000 between the Company and Clifford F. Bagnall;

10.17(10)Settlement Agreement dated as of January 31, 2000 between the Company and Kirk Scoggins;

10.18(10)Memorandum of Settlement dated as of June 29, 1999 between the Company and the Plaintiff Group;

10.19(9) The Company's 1998 Incentive Stock Option Plan;

10.20(10)Form of OrbitTravel.com, Inc. Convertible Note;

10.21(10)Management Agreement dated November 17, 1999 between OrbitTravel.com,
Inc. and Bonveno.com Limited;

10.22(10)European Specific Software Development Agreement dated November 17,
1999 between OrbitTravel.com, Inc. and Bonveno.com Limited;

10.23(10)Operational Agreement dated November 17, 1999 between OrbitTravel.com,
Inc. and Bonveno.com Limited;

10.24(10)Interactive Services Agreement between America Online, Inc. and Orbit
Network, Inc. dated as of May 1, 1999;

10.25(10)Agreement dated as of July 1, 1996 between Applied Information
Services, Inc. and Amadeus Marketing, S.A.;

10.26(10)Associate Distribution and Services Agreement dated as of April 2, 1998 between Orbit Network, Inc. and The Sabre Group, Inc.;

10.27(10)Services Display and Reservations Agreement dated as of November 24,
1998 between Orbit Network, Inc. and Galileo International, L.L.C.;

10.28(10)Associate Participation Global Reference System Agreement dated as of
August 2, 1999 between Orbit Network, Inc. and WorldSpan, L.P.;

10.29(10)Certificate of Incorporation of OrbitTravel.com, Inc.;

10.30(10)Bylaws of OrbitTravel.com, Inc.;

10.31(10)Joint Venture Agreement dated November 17, 1999 among WebTravel Systems
Limited, OrbitTravel.com, Inc., and Bonveno.com Limited;

10.32(10)Form of Indemnification Agreement;

10.33(10)Joint Content Distribution Agreement dated January 9, 2000 between
OrbitTravel.com, Inc. and AsiaGateway.com, Ltd.;

10.34(10)Consulting Services Agreement and Joint Consent Agreement dated
February 7, 2000 by and among OrbitTravel.com, Inc. and Laspata/Decaro Studio
Corp.;

10.35(11)Settlement Agreement between Divot Golf Corporation and Joseph Salvani dated March 1, 2000; *

10.36(11)Settlement Agreement between Divot Golf Corporation and Joseph Cellura
Trust, dated March 1, 2000; *

10.37(11)Addendum to Funding Commitment Letter and Subscription Agreement
between Teakwood Ventures, LLC and OrbitTRAVEL.com, Inc.; *

10.38(12)Restated and Amended Funding Agreement and Secured Revolving Credit
Agreement between Teakwood Ventures, LLC and OrbitTRAVEL.com, Inc.;

10.38 Promissory Notes Template ITREX International Corporation
    (To be filed by amendment)

10.39 Promissory Notes Affidavit Template ITREX International Corporation
    (To be filed by amendment)

10.40 Teakwood Settlement dated October 18th, 2001
    (To be filed by amendment)

10.41 Promissory Note Sherman and Peabody dated June 4th, 2004
    (To be filed by amendment)

10.42 Acquisition Agreement of Smartvoice Telecommunications Incorporated
(Georgia) by Smartvoice Telecommunication Incorporated (Delaware) dated January
1st, 2004

10.43 Licensing Agreement Between ITREX International Corporation and Malibu
Beverage Group LLC dated March 14th, 2004

10.44 Employment Letter between ORBIT BRANDS CORPORATION dated May 1st, 2004

10.45 Employment Agreement between ORBIT BRANDS CORPORATION and Pat Shuster dated January 1st, 2004
    (To be filed by amendment)

21(10) The Company's subsidiaries;

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1998.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated April 15, 1998.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated April 8,1998.

(4) Incorporated by reference from the Company's Form 10 filed on December 13,
1993.

(5) Incorporated by reference from the Company's Form 10 filed on September 15,
1994.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for 1997.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for
1995.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated August 30, 1996.

(9) Incorporated by reference from the Company's Registration Statement on Form
S-8 filed September 1, 1998.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for 1999.

(11) Incorporated by reference from the Company's Quarterly Report on Form
10-QSB for March 31, 2000.

(12) Incorporated by reference from the Company's Quarterly Report on Form
10-QSB for September 30, 2000.

(b) Reports on Form 8-K -- NONE.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (ii) services rendered in connection with tax compliance, tax advice and tax planning, and (ii) all other fees for services rendered.

                                    December 31, 2003  December 31, 2002

(i)  Audit and audit-related fees       $ 17,500           $ 25,000

(ii) Tax Fees                               $ 0                $ 0

(iii)All Other                              $ 0                $ 0

                                   SIGNATURES

        In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on or as of March 1, 2004.

                  ORBIT BRANDS CORPORATION fka OrbitTRAVEL.com Corporation

                  By:/s/ Joseph R.Cellura

                 Joseph R. Cellura
                 Chairman
                 Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                       Title                   Date
/s/ Joseph R. Cellura      Chairman of the Board of      June 21, 2004
                         Directors and Chief Executive
                                    Officer

/s/ Frederick J. Alger            Chief Financial        June 21, 2004
                                     Officer