Form 10QSB
period 2003-03-31
DIVOT GOLF CORP
filed 2004-11-03
CIK 916184

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
     |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                         Commission File Number: 0-24812

                            ORBIT BRANDS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                  56-1781650
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   1990 South Bundy Drive, Suite 650                    90025
      Los Angeles, California                        (Zip Code)
(Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (310) 740-6870

                        F/k/a ORBITTRAVEL.COM CORPORATION
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 As of October 27, 2004 , the issuer had 1,126,107,071 shares of common stock,
                         $0.001 par value, outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 2003...........3

        Condensed Consolidated Statements of Operations for the
        three-months ended March 31, 2003 and 2002.......................... 4

        Condensed Consolidated Statements of Cash Flows for the
        three-months ended March 31, 2003 and 2002.......................... 5

        Notes to Condensed Consolidated Financial Statements ............... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 19

Item 3. Controls and Procedures............................................ 21

PART II. OTHER INFORMATION

                            ORBIT BRANDS CORPORATION
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                     $        869
                                                            =============

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                         $  1,414,800
   Accrued expenses                                            2,492,892
   Accounts payable and accrued expenses - related parties     3,711,648
   Notes payable - related parties                               828,000
   Notes payable                                              14,044,256
     Total current liabilities                                22,491,596

Stockholders' (deficit):
   Preferred stock, $.001 par value, Series A convertible
      10,000,000 shares authorized,
      no shares issued and outstanding                                 -
   Common stock, $.001 par value,
      2,000,000,000 shares authorized,
      610,680,704 shares issued and outstanding                  610,680
   Paid in capital                                            59,041,949
   Accumulated (deficit)                                     (82,143,356)
                                                             (22,490,727)

                                                            $        869
                                                            =============

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2003
                                   (Unaudited)

                                                    2003                2002
                                                                     (Restated)

Revenue                                         $        -           $        -

Operating expenses:
   Non-cash compensation                            80,000              141,002
   Selling, general and administrative
     expenses                                       96,666              208,559
                                                   176,666              349,561

(Loss) from operations                            (176,666)            (349,561)

Other (income) expense:

  Impairment of equipment                                -               45,300
  Interest                                         420,935              312,346
                                                   420,935              357,646

Net (loss)                                      $ (597,601)          $ (707,207)
                                                ===========          ===========

Per share information - basic and fully
   diluted:

  Weighted average shares outstanding           610,680,704          556,853,418
                                                ===========          ===========

  Net (loss) per share                          $    (0.00)          $    (0.00)
                                                ===========          ===========

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2003
                                   (Unaudited)

                                                  2003               2002
                                                                  (Restated)

Cash flows from operating activities:
Net cash (used in) operating activities       $  (20,788)          $     -

Cash flows from investing activities:
Net cash (used in) investing activities                -                 -

Cash flows from financing activities:
  Proceeds from notes payable                     20,000                 -
Net cash provided by financing activities         20,000                 -

Net (decrease) in cash                              (788)                -

Beginning - cash balance                           1,657                 -

Ending - cash balance                         $      869           $     -
                                              ===========          =======

Supplemental cash flow information:
  Cash paid for income taxes                  $        -           $     -
                                              ===========          =======
  Cash paid for interest                      $        -           $     -
                                              ===========          =======

The accompanying notes are an integral part of these statements.

                                        5

                            ORBIT BRANDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

(1) Basis Of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)
of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal years ended December 31,
2002 and 2003, included in the Annual Reports as filed on Form 10-KSB with the
United States Securities and Exchange Commission.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals)
necessary to present fairly the financial position as of March 31, 2003 and the results of operations and of cash flows for the three months ended March 31,
2003 and 2002.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

(3) Notes Payable

Notes payable consists of the following at March 31, 2003

Unsecured  7 % notes payable due January 1999, principal
and interest payable at maturity                               $  1,527,500
Unsecured convertible 7 % and 9 % debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock                  2,935,907
Unsecured convertible 5 % and 12 % debentures due at
 various dates in 2002, principal and interest payable
 at maturity, unless converted into common stock                  4,910,000
Unsecured convertible 12 % debentures due at
 various dates in 2003, principal and interest payable
 at maturity, unless converted into common stock                  3,829,145
Unsecured convertible 12% debentures due at
 various dates in 2004, principal and interest payable
 at maturity, unless converted into common stock                    100,000
Other notes payable........                                         741,704
                                                               $ 14,044,256
                                                               ============

Notes payable to related parties consists of the following at March 31, 2003:

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

The convertible notes have contractual conversion rates of between $0.002 and
$0.045.

(4) Going Concern

        The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003, the Company incurred a net loss of $597,601. In addition, the Company has working capital and stockholder deficits of $22,490,727 at March 31, 2003.

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

        The Company is pursuing equity and debt financing for its operations and is seeking to expand its operations. In this regard it is attempting to enter into certain businesses through acquisitions (see Note 7). Failure to secure such financing or enter into this merger agreement or another merger agreement with an operating entity may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5) Correction of an Error

The Company determined that promissory notes with an aggregate balance of
$6,124,889 were not recorded on its balance sheet at December 31, 2001. The accompanying financial statements have been restated to reflect this $6,124,889 increase in the balance of the notes. The adjustment increased the accumulated deficit at December 31, 2001, to $75,305,691. In addition, the Company restated
its financial statements for the period ended March 31, 2002 to reflect the additional interest on these notes of $155,893, the write off for the impairment of equipment of $45,300, the write off of a receivable from a related party of
$49,260 and general and administrative expenses including non-cash stock compensation of $138,636. The adjustment increased the net loss by $386,089 or
$.00 per share.

(6) Commitments and Contingencies

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
A portion of these shares were used for collateral for the loan agreement described in Note 7.

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

(7) Subsequent Events

During March 2004 the Company amended its Articles of Incorporation to change its name to Orbit Brands Corporation.

Common and Preferred Stock

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

        One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to,
i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 + ($5 per share
? + $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance.

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

        (iv) Adjustments on Stock Splits, Dividends and Distributions.

        If the Corporation, at any time while any Series A Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock (whether payable in shares of its Common Stock or of capital stock of any class), (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or (d) issue reclassification of shares of Common Stock into any shares of capital stock of the Corporation, the Conversion Ratio shall be adjusted by multiplying the number of shares of Common Stock assumable by a fraction, of which the numerator shall be the number of shares of Common Stock of the
Corporation outstanding after such event and the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph (e) (iv) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, or immediately after the effective date in the event of a subdivision, combination or reclassification. Whenever the Conversion Ratio is adjusted pursuant to this paragraph, the Corporation shall promptly mail to the shareholder a notice setting forth the Conversion Ratio after such adjustment and a brief statement of the facts requiring such adjustment.

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

Common Stock Issuances

During May 2004 the Company issued an aggregate of 90,000,000 shares of common stock for conversion of $180,000 in debt. The shares issued were valued at their fair market value of $900,000. Pursuant to certain anti dilution provisions an officer of the Company is entitled to receive shares of common stock upon payment for the shares or conversion of debt due to him.

During June 2004 the Company issued an aggregate of 38,000,000 shares of common stock for conversion of $76,000 in debt. The shares issued were valued at their fair market value of $380,000. Pursuant to certain anti dilution provisions an officer of the Company is entitled to receive shares of common stock upon payment for the shares or conversion of debt due to him.

During August 2004, the Company converted $1,451,189 of debt into 96,745,956 shares of the company's common stock as part of the restructuring of the company's capitalization The shares issued were valued at their fair market value of $96,746.

During the period from January 1, 2004 to September 30, 2004, the Company issued an aggregate of 297,000,000 shares of common stock for services. The shares were valued at their fair market value of $297,000.

In addition, pursuant to the anti-dilution provisions of an employment agreement the Company is obligated to issue 114,262,364 shares of common stock with a fair market value of $366,550 based on common stock issuances by the Company to
October 27, 2004.

Lease

During August 2004 the Company entered into a lease for a residential property to be used as an office. The term of the lease is for six months. The Company agreed to issue an aggregate of 7,500,000 shares of common stock for the lease term.

Acquisitions

SMARTVoice Telecommunications, Inc.

Effective January 1, 2004, the Company through a subsidiary SMARTVoice
Telecommunications, Inc, a Delaware corporation ("SMARTVoice") agreed to acquire the intellectual property of SMARTVoice Telecommunications, Inc, a Georgia corporation ("Georgia") formed on May 6, 2003. The net liabilities of Georgia were initially acquired by the Company for no consideration. In addition, the
Company entered into an employment contract with an individual to serve as the
Chief Executive Officer of SMARTVoice (see below). On October 19, 2004, the agreement was amended to adjust the purchase price to include an additional amount of $570,000 in the form notes payable and amend certain terms of the employment agreement.

The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition. SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP telephony is the technology of using the internet to transport voice conversations.

The summarized balance sheet at the acquisition date as adjusted for the notes is as follows:

                  Current assets                      $     4,754
                  Due to affiliates                       (11,284)
                  Notes payable                          (570,000)
                  Other current liabilities              (216,215)
                                                      $  (792,745)
                                                      ============

The net cost of the acquisition of $792,745 has been recorded as purchased research and development on the acquisition date.

Prior to this, Georgia was an affiliate of the Company, and between December 16,
2003 and May 31, 2004, the Company caused certain of its convertible debenture holders to invest approximately $405,905 of the amounts discussed below into
Georgia for use as working capital for both Georgia ($250,905) and the Company
($155,000). On January 1, 2004 SMARTVoice executed employment agreements with
Charles P. Shuster, as Chairman and CEO of SMARTVoice and Frederick Alger as
Chief Financial Officer of SMARTVoice. The terms of the employment contracts for
Fredrick Alger are for 90 day renewal periods at compensation rates yet to be determined. The employment contract between Fredrick Alger was not renewed after the initial 90 day period. The term of the employment contract with Charles
Shuster is for a period of seven years an a base salary of $275,000 per annum and a signing bonus of $150,000. In addition he is entitled to options to purchase 5,000,000 shares of common stock of the Company at fair market value exercisable for 5 years. The contract also contains certain anti-dilution provisions, incentive compensation and severance pay in the amount of $900,000 in the event of default or termination for certain reasons. The contract was amended on October 19, 2004, to remove the anti-dilution provisions effective at the inception of the contract and remove the right to the 5,000,000 options.

Malibu Beach Beverage Group, LLC

Effective June 30, 2004, Malibu Beach Beverage Group, LLC, a Delaware LLC
("MBBG") was acquired by the Company. MBBG sold all of its rights, title and interests in all intellectual property of the low carb beverages including but not limited to any and all formulas, copyrights and applications, patents and applications, trademarks and applications, licensing, contracts, proprietary information, any other claimed proprietary information, and any other tangible and intangible intellectual property of the low carb beverage business of the
MBBG. During March 2004 the Company loaned MBBG $100,000 evidenced by a note payable. The net liabilities of MBBG were acquired by the Company for no consideration. The Company's Chairman and CEO, Joseph Cellura, holds a 25%
membership interest in MBBG.

The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition.

The summarized balance sheet at the acquisition date is as follows:

                  Current assets                      $     242,542
                  Property and equipment                      6,300
                  Due to related parties                 (1,239,056)
                  Current liabilities                      (142,891)
                                                      $  (1,133,105)
                                                      ==============

The net cost of the acquisition of $1,133,105 has been recorded as purchased research and development on the acquisition date.

Notes Payable

On or about February 21, 2004, the Company entered into a Security Agreement and
Promissory Note with Sherman & Peabody, LLC ("S&P"). Pursuant to the S&P
Agreement, S&P was to loan the Company the sum of $250,000 for a period of up to
365 days at an interest rate of 12% per annum secured by shares of the Company's common stock. S&P, however, only funded $155,000 of the $250,000, and on or about June 5, 2004, the Company and S&P reached a new agreement whereby the S&P
Agreement was rescinded, S&P received an unsecured promissory note in the amount of the $155,000 it had paid the Company (the "S&P Replacement Note"). The S&P
Replacement Note is due on demand and is to be repaid at S&P's option into either: (a) an amount of cash equal to the 5-day average trailing price of the
Company's common shares multiplied by 5,500,000; or (b) the right to convert into an amount of common shares of the Company equal to 150% of the cash election. Additionally, S&P is entitled to receive a 35% loan management fee.

From April 2003 to September 2004, the Company raised $839,330 in cash, in exchange for $1,678,660 in unsecured convertible 12% debentures due at various dates in 2004 and 2005, principal and interest payable at maturity, unless converted into common stock. In addition, from April 2003 to September 2004, the company issued for services rendered and other business related activities
$2,123,009 in unsecured convertible 12% debentures due at various dates in 2004 and 2005, principal and interest payable at maturity, unless converted into common stock. The notes are convertible at $.015 per share.

During June 2004 the Company, through Malibu Beach Beverage Group, LLC borrowed
$100,000 pursuant to a promissory note. The note bears interest at 0% per annum and is due on September 30, 2004. The lender is entitled to a fee of $30,000 in cash or 1 unit of Malibu Beach Beverage Group, LLC. The lender has the option to convert the note and fee into shares of the Company's common stock at the rate of $.015 per share.

During August 2004 the majority shareholder of the Company entered into a loan agreement whereby he arranged to personally borrow an amount up to the value of
33% of the bid price of 119,714,050 shares of the Company's common stock. Any advances under the agreement bear interest at the prime rate and are due on
August 19, 2007. On August 25, 2004 the shareholder borrowed $295,000 pursuant to the agreement and loaned these proceeds to the Company.

Bankruptcy

During May 2004 the Company's shareholders authorized the Company to file for protection pursuant to the provisions of the United States Bankruptcy Code,
Title 11 at the discretion of the Board of Directors.

The Company on June 25, 2004, had several of its creditors file an Involuntary
Chapter 11 Petition against the Company with the objective of reorganizing the
Company in the United States Bankruptcy Court for the Central District of
California, in Los Angeles, California. The Company has issued notice of the involuntary bankruptcy filing to all of its shareholders and has filed a Form
8-K regarding this event with the Securities and Exchange Commission. The
Company has not decided to date whether to accept the bankruptcy voluntarily.

The Company's creditors expressed concern that management has had to devote considerable time and resources to the pending litigation and has not been able to concentrate all of its efforts on its other duties, as well as noting the financial burden of continuing to defend against claims by the same plaintiffs in several states where the Company has conducted business. The creditors also voiced their concern that the interests of both creditors and shareholders of the Company have been compromised as a result. The petitioning creditors believe that the filing of the involuntary proceeding will enable the Company to bring a halt to litigation and protect their interests as creditors and the interests of the shareholders of the Company.

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

Nature of the Litigation: The Company, Itrex International Corporation, and Mr.
Cellura, personally, commenced suit against the above-named individuals in the
Superior Court of the State of California for the County of Los Angeles (the
"Superior Court"), seeking damages for breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts. The Company anticipates that the suit will be amended, possibly to add additional parties, as well as to include additional claims against the original defendants.

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

Progress to Date: The original Complaint was filed on February 2, 2004. The
Company filed an Amended Complaint on April 2, 2004, which was served on the defendants. Following the service of the Amended Complaint, none of the defendants answered the Amended Complaint, but on or about June 26, 2004, three of the defendants removed the lawsuit to the United States District Court for the Central District of California (the "District Court").

On or about August 3, 2004, the District Court issued an order to show cause why the lawsuit should not be dismissed or remanded back to the Superior Court, and scheduled a hearing on the order to show cause on August 30, 2004. Based on the parties' submissions to the District Court and the hearing conducted by the
District Court on August 30, 2004, the District Court dismissed the lawsuit for lack of jurisdiction and remanded it back to the Superior Court by a minute order entered on or about September 17, 2004. As of October 15, 2004, none of the defendants had answered the Amended Complaint and, as a consequence, they were in default. The Company intends to vigorously prosecute the suit to judgment against the defendants.

Evaluation Outcome: The total amount of damages claimed by the Company exceeds
$1 million. However, it is not possible to predict the outcome of the lawsuit or the amount of damages, if any, that the Company may be able to recover against the defendants.

        Dean E. Miller, Plaintiff, vs. Orbittravel.Com Corporation and Joseph R.
Cellura, Defendants; ORBIT BRANDS CORPORATION and Joseph R. Cellura,
Counterclaimants, vs. Dean E. Miller, Counter-Defendant, Delaware Court of
Chancery Case No. CA 253-N.

Nature of the litigation: The Company and Mr. Cellura are named as defendants in this suit, which was filed in Delaware Chancery Court by a former employee of the Company, Dean Miller, who was terminated in or about 2001. Mr. Miller also is a minority shareholder in the Company. Neither the Company nor Mr. Cellura
were served with the lawsuit either at the time it was filed or thereafter.
Through an independent audit, they discovered that the lawsuit had been filed in
Delaware on February 13, 2004 and purportedly served on the Company's designated agent for service of process on February 26, 2004. The suit is based upon an alleged failure to hold annual stockholders meetings, and further alleges claims for breach of fiduciary duties, and misappropriation and embezzlement of funds and securities. In the lawsuit, Mr. Miller is acting "pro se" (as his own counsel).

Progress to Date: Despite the fact that the Company and Mr. Cellura learned of the existence of the lawsuit by chance, they answered the lawsuit and filed their own counterclaim against Mr. Miller in Chancery Court, seeking declaratory relief to the effect that Mr. Miller's claims are wholly without merit and that he lacks standing to assert them. Both the Company and Mr. Cellura categorically deny each and all of Mr. Miller's contentions, and they each intend to vigorously defend the lawsuit and to prosecute their counterclaims against Mr.
Miller and third- party claims against other parties in addition to Mr. Miller, as deemed appropriate.

Prior to the Company's and Mr. Cellura's filing of their response to Mr.
Miller's Complaint, through their counsel on or about March 31, 2004, the
Company and Mr. Cellura made their first of several detailed written requests to
Mr. Miller for documents which supported and/or substantiated his claims in the lawsuit. Mr. Miller declined to respond at that time, and at all subsequent times, to Defendants' informal requests for production or turnover of documents and records relevant to Mr. Miller's demands.

The Company and Mr. Cellura filed their Answer to Mr. Miller's Complaint, asserting a variety of affirmative defenses, and their Counterclaim against Mr.
Miller, on April 7, 2004. On or about April 26, 2004, Mr. Miller filed his
"Motions to Amend the Complaint and for Summary Judgment," as well as his Answer to Counterclaim. At a status conference held by the Chancery Court on May 11,
2004, at Mr. Miller's request, the Court determined that Mr. Miller had not in fact filed any proposed amended complaint, and further ruled that notwithstanding Mr. Miller's denomination of the then-pending motion, it intended to treat the pending motion as a motion to amend only, and that any motion for summary judgment was premature. The Court scheduled a hearing on the motion to amend for June 15, 2004.

However, on or about May 26, 2004, the Company was informed by written notice from Mr. Miller that he purportedly had called for a special meeting of the
Company or of its "Shareholders Oversight Committee" to be held on May 27, 2004, at which time he intended to take various corporation actions, including but not limited to the removal of Mr. Cellura as Chairman and Chief Executive Officer of
the Company, the election of a new board of directors, the installation of Mr.
Miller himself as interim Chairman and Chief Executive Officer of the Company, the removal of Paul Beck as general counsel for the Company, the removal of restrictive legends for all securities held by shareholders of the Company in excess of two years, the ratification of the "findings" of the "Shareholders
Oversight Committee" with respect to Mr. Cellura's purported activities, and the turnover of its findings and information "to the appropriate authorities, including, but not limited to, the States of New York and California, the FBI and the SEC." In response, the Company and Mr. Cellura immediately notified Mr.
Miller, in writing, that the proposed meeting was in contravention of the
Company's Certificate of Incorporation, its By-Laws, and Delaware Corporation
Law, and that the proposed meeting and any purported corporate action taken at the meeting was and would be null, void and without effect.

Furthermore, on May 27, 2004, counsel for the Company and Mr. Cellura received a letter from Mr. Douglas R. Dollinger, former general counsel to the Company, stating that he intended to issue a press release as early as May 28, 2004, purportedly notifying the public of the events of the special meeting conducted by Mr. Miller on May 27, 2004, and the corporate actions purportedly taken by the Company or its "Shareholders Oversight Committee". As a result, the Company and Mr. Cellura prepared, served and filed an emergency motion seeking a temporary restraining order to prevent Mr. Miller and Mr. Dollinger from issuing any press release or taking any similar public action. At the hearing conducted by the Chancery Court on this motion, which was attended by counsel for the
Defendants in person and by both Mr. Miller and Mr. Dollinger by telephone, Mr.
Dollinger affirmatively stated to the Court that neither he nor Mr. Miller would issue any press release of any nature. Based on this affirmative representation, the Chancery Court denied Defendants' motion, without prejudice, as there would be no action taken, and therefore no harm done, to Defendants.

Thereafter, at the scheduled hearing on June 15, 2004, Mr. Miller did not appear, nor was he represented by counsel. The Chancery Court thereupon denied
Mr. Miller's motion to amend his Complaint.

Following the filing of an Involuntary Chapter 11 Petition against the Company by certain of its creditors on June 25, 2004, Defendants filed and served a notice of the filing of the Involuntary Petition. There has been no subsequent activity in this matter.

Evaluation Outcome: It is not possible to predict the outcome of the lawsuit or the amount of damages, if any, for which the Defendants could be determined to be liable, nor is it possible to predict the amount of damages, if any, for which the Plaintiff could be determined. to be liable to the Defendants.

        Mark Savoretti, Plaintiff, vs. Spartan Capital Management, Inc., a Delaware
corporation, a/k/a Spartan Capital, LLC, a Delaware limited liability company;
Divot Golf Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a
Delaware corporation; and Joseph R. Cellura, Defendants, Circuit Court of the
Sixth Judicial District in and for Pinellas County, Florida, Circuit Civil
Uniform Case No. 522004 CA 000646 XX CICI, Ref. Case No. 04-646-CI-11 and
In re. ORBIT BRANDS CORPORATION, Alleged Debtor; Mark Savoretti, Plaintiff, vs.
Spartan Capital Management, Inc., a Delaware corporation, a/k/a Spartan Capital,
LLC, a Delaware limited liability company; Divot Golf Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a Delaware corporation; and Joseph R.
Cellura, Defendants, United States Bankruptcy Court for the Middle District of
Florida, Chapter 11 (Involuntary) Case No. MP 04-00006-MGW.

Nature of the Litigation: The Company, an affiliate of the Company, and Mr.
Cellura, as well as a third party, are named as defendants in this action filed in Florida Circuit Court for damages in excess of $100,000 based on claims for fraudulent inducement, constructive trust, breach of contract, fraudulent transfer, and alter ego claims, arising from a failed business transaction which occurred in late 1999 and early 2000.

Progress to Date: Plaintiff's Complaint was filed on January 26, 2004, but the
Summons on the Complaint was not issued until July 1, 2004, and the Summons and
Complaint were not served on Mr. Cellura (alone) until July 6, 2004. Plaintiff did not attempt to effect service on the Company due to the pendency of its
Involuntary Chapter 11 bankruptcy case. On or about September 7, 2004, Mr.
Cellura removed the lawsuit to the United States Bankruptcy Court for the Middle
District of Florida, based on the pendency of the Involuntary Chapter 11 proceedings in the Central District of California. Thereafter, Mr. Cellura filed and served his Answer to Complaint with Affirmative Defenses on September 16,
2004. There has been no subsequent activity in this matter.

Evaluation Outcome: Although both the Company and Mr. Cellura intend to defend the lawsuit vigorously and deny all claims of liability, it is not possible to predict the outcome of the lawsuit or the amount of damages, if any, for which the Defendants could be determined to be liable.

        In re. ORBIT BRANDS CORPORATION, Alleged Debtor, United States Bankruptcy
Court for the Central District of California, Los Angeles Division, Chapter 11
Case No. LA 04-24171-ES (the "Bankruptcy Case").

In May 2004, the Company's shareholders authorized the Company to file for protection pursuant to the provisions of Chapter 11 of the Bankruptcy Code,
Title 11 United States Code Sections 101, et. seq., at the discretion of the
Company's Board of Directors.

On June 25, 2004, several of the Company's creditors filed an Involuntary
Chapter 11 Petition against the Company in the United States Bankruptcy Court for the Central District of California, in Los Angeles, California. The Summons
on the Involuntary Petition was issued on or about July 6, 2004, and the Company was served shortly thereafter. The Company has requested and received several extensions of time to respond to the Involuntary Petition, with its response currently due on October 31, 2004. The Bankruptcy Court has scheduled a status conference for December 2, 2004.

The Company has published notice of the commencement of the involuntary bankruptcy case to all of its shareholders, pursuant to its filing of an SEC
Form 8-K regarding the filing of the Involuntary Chapter 11 Petition with the
Securities and Exchange Commission. The Company has not decided to date whether to consent to the entry of an order for relief in the Bankruptcy Court.

In filing the Involuntary Petition, the Company's creditors expressed concern that management has had to devote considerable time and resources to pending litigation and has not been able to concentrate all of its efforts on the
Company's business activities, as well as noting the financial burden of continuing to defend against claims by the same plaintiffs in several states where the Company has conducted business at different times. The creditors expressed their concern that the interests of creditors and shareholders of the
Company have been compromised as a result. The Petitioning Creditors believed that the involuntary proceeding would enable the Company to bring a halt to litigation and protect their interests as creditors as well as the interests of shareholders of the Company.

The Company is also involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
Please see risk factors as delineated in the Company's Form 10-KSB filed for the period ended December 31, 2003, for additional factors to be considered by shareholders and prospective shareholders.

Overview

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

The Company has three (3) wholly-owned subsidiaries: SMARTVoice
Telecommunications, Inc., ("Smart Voice"), Itrex International Corporation
("Itrex"), and Malibu Beach Beverage Group, LLC ("Malibu"). All are Delaware
Corporations.

Itrex's intended business plan is to develop and market certain proprietary rights to beverage mixers and other rights it has obtained from a licensing agreement with Malibu Beach Beverage Group, LLC, an entity in which the
Company's Chairman and Chief Executive Officer, Joseph R. Cellura, holds a 25%
interest. SmartVoice's intended business plan is to develop and market certain proprietary telecommunications technology. On June 30, 2004, the Company executed a purchase agreement to acquire Malibu Beach Beverage Group, LLC.

SMARTVoice was incorporated on December 18, 2003 while on going negotiations where being conducted to acquire the rights to assets and intellectual property of another company. SMARTVoice formally acquired the subsidiary on January 1,
2004. SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP Telephony is the technology of using the
Internet to transport voice conversations.

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

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout
North America in 2004 and 2005. The Company intends to raise additional capital in the form of equity and/or debt to fund the acquisition and growth of its recent acquisitions, as described above, which could significantly change the capital structure and cause a change of control in the Company.

Since January 2001, through the date of the September 30, 2004, the Company has been essentially non-operative and dormant. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of Itrex and SMARTVoice, and to pay certain of the Company's professionals, employees and other individuals and entities in connection with attempting to restructure the Company.

Results of Operations

Comparison of Three Months Ended March 31, 2003 to 2002

Revenues. We generated no revenues in 2003 or 2002.

Operating Expenses. Operating expenses decreased by $172,895, to $176,666 in
2003 from $349,561 in 2002. This decrease resulted from a reduction in overhead expenses related to reducing company management.

Other Expenses. Other expenses in 2002 and 2003 consisted of interest expense of
$357,646 and $420,935, respectively.

Net Loss. Net loss decreased by $109,606, from $707,207 in 2002 to $597,601 in
2003.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of October 29, 2004, we had 1,126,107,071 shares of our common stock issued and outstanding.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of October
27th, 2004, we have no principal source of cash or liquidity other than from borrowings and there can be no assurance that the Company will continue to be able to borrow funds to meet its operating needs in the future.

Item 3. Controls and Procedures

As of the date of this filing, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief
Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of
1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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
                               OTHER INFORMATION
Item 1. Legal Proceedings.

ORBIT BRANDS CORPORATION, a Delaware corporation, Itrex International
Corporation, a Delaware corporation, and Joseph R. Cellura, Plaintiffs, vs.
Douglas R. Dollinger, Joanne Bertolini, Dean E. Miller, etc., et al.,
Defendants, Los Angeles County Superior Court Case No. BC 309 942.

Nature of the Litigation: The Company, Itrex International Corporation, and Mr.
Cellura, personally, commenced suit against the above-named individuals in the
Superior Court of the State of California for the County of Los Angeles (the
"Superior Court"), seeking damages for breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts. The Company anticipates that the suit will be amended, possibly to add additional parties, as well as to include additional claims against the original defendants.

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

Progress to Date: The original Complaint was filed on February 2, 2004. The
Company filed an Amended Complaint on April 2, 2004, which was served on the defendants. Following the service of the Amended Complaint, none of the defendants answered the Amended Complaint, but on or about June 26, 2004, three of the defendants removed the lawsuit to the United States District Court for the Central District of California (the "District Court").

On or about August 3, 2004, the District Court issued an order to show cause why the lawsuit should not be dismissed or remanded back to the Superior Court, and scheduled a hearing on the order to show cause on August 30, 2004. Based on the parties' submissions to the District Court and the hearing conducted by the
District Court on August 30, 2004, the District Court dismissed the lawsuit for lack of jurisdiction and remanded it back to the Superior Court by a minute order entered on or about September 17, 2004. As of October 15, 2004, none of the defendants had answered the Amended Complaint and, as a consequence, they were in default. The Company intends to vigorously prosecute the suit to judgment against the defendants.

Evaluation Outcome: The total amount of damages claimed by the Company exceeds
$1 million. However, it is not possible to predict the outcome of the lawsuit or the amount of damages, if any, that the Company may be able to recover against the defendants.

Dean E. Miller, Plaintiff, vs. Orbittravel.Com Corporation and Joseph R.
Cellura, Defendants; ORBIT BRANDS CORPORATION and Joseph R. Cellura,
Counterclaimants, vs. Dean E. Miller, Counter-Defendant, Delaware Court of
Chancery Case No. CA 253-N.

Nature of the litigation: The Company and Mr. Cellura are named as defendants in this suit, which was filed in Delaware Chancery Court by a former employee of the Company, Dean Miller, who was terminated in or about 2001. Mr. Miller also is a minority shareholder in the Company. Neither the Company nor Mr. Cellura
were served with the lawsuit either at the time it was filed or thereafter.
Through an independent audit, they discovered that the lawsuit had been filed in
Delaware on February 13, 2004 and purportedly served on the Company's designated agent for service of process on February 26, 2004. The suit is based upon an alleged failure to hold annual stockholders meetings, and further alleges claims for breach of fiduciary duties, and misappropriation and embezzlement of funds and securities. In the lawsuit, Mr. Miller is acting "pro se" (as his own counsel).

Progress to Date: Despite the fact that the Company and Mr. Cellura learned of the existence of the lawsuit by chance, they answered the lawsuit and filed their own counterclaim against Mr. Miller in Chancery Court, seeking declaratory relief to the effect that Mr. Miller's claims are wholly without merit and that he lacks standing to assert them. Both the Company and Mr. Cellura categorically deny each and all of Mr. Miller's contentions, and they each intend to vigorously defend the lawsuit and to prosecute their counterclaims against Mr.
Miller and third- party claims against other parties in addition to Mr. Miller, as deemed appropriate.

Prior to the Company's and Mr. Cellura's filing of their response to Mr.
Miller's Complaint, through their counsel on or about March 31, 2004, the
Company and Mr. Miller made their first of several detailed written requests to
Mr. Miller for documents which supported and/or substantiated his claims in the lawsuit. Mr. Miller declined to respond at that time, and at all subsequent times, to Defendants' informal requests for production or turnover of documents and records relevant to Mr. Miller's demands.

The Company and Mr. Cellura filed their Answer to Mr. Miller's Complaint, asserting a variety of affirmative defenses, and their Counterclaim against Mr.
Miller, on April 7, 2004. On or about April 26, 2004, Mr. Miller filed his
"Motions to Amend the Complaint and for Summary Judgment," as well as his Answer to Counterclaim. At a status conference held by the Chancery Court on May 11,
2004, at Mr. Miller's request, the Court determined that Mr. Miller had not in fact filed any proposed amended complaint, and further ruled that notwithstanding Mr. Miller's denomination of the then-pending motion, it intended to treat the pending motion as a motion to amend only, and that any motion for summary judgment was premature. The Court scheduled a hearing on the motion to amend for June 15, 2004.

However, on or about May 26, 2004, the Company was informed by written notice from Mr. Miller that he purportedly had called for a special meeting of the
Company or of its "Shareholders Oversight Committee" to be held on May 27, 2004, at which time he intended to take various corporation actions, including but not limited to the removal of Mr. Cellura as Chairman and Chief Executive Officer of
the Company, the election of a new board of directors, the installation of Mr.
Miller himself as interim Chairman and Chief Executive Officer of the Company, the removal of Paul Beck as general counsel for the Company, the removal of restrictive legends for all securities held by shareholders of the Company in excess of two years, the ratification of the "findings" of the "Shareholders
Oversight Committee" with respect to Mr. Cellura's purported activities, and the turnover of its findings and information "to the appropriate authorities, including, but not limited to, the States of New York and California, the FBI and the SEC." In response, the Company and Mr. Cellura immediately notified Mr.
Miller, in writing, that the proposed meeting was in contravention of the
Company's Certificate of Incorporation, its By-Laws, and Delaware Corporation

Law, and that the proposed meeting and any purported corporate action taken at the meeting was and would be null, void and without effect.

Furthermore, on May 27, 2004, counsel for the Company and Mr. Cellura received a letter from Mr. Douglas R. Dollinger, former general counsel to the Company, stating that he intended to issue a press release as early as May 28, 2004, purportedly notifying the public of the events of the special meeting conducted by Mr. Miller on May 27, 2004, and the corporate actions purportedly taken by the Company or its "Shareholders Oversight Committee". As a result, the Company and Mr. Cellura prepared, served and filed an emergency motion seeking a temporary restraining order to prevent Mr. Miller and Mr. Dollinger from issuing any press release or taking any similar public action. At the hearing conducted by the Chancery Court on this motion, which was attended by counsel for the
Defendants in person and by both Mr. Miller and Mr. Dollinger by telephone, Mr.
Dollinger affirmatively stated to the Court that neither he nor Mr. Miller would issue any press release of any nature. Based on this affirmative representation, the Chancery Court denied Defendants' motion, without prejudice, as there would be no action taken, and therefore no harm done, to Defendants.

Thereafter, at the scheduled hearing on June 15, 2004, Mr. Miller did not appear, nor was he represented by counsel. The Chancery Court thereupon denied
Mr. Miller's motion to amend his Complaint.

Following the filing of an Involuntary Chapter 11 Petition against the Company by certain of its creditors on June 25, 2004, Defendants filed and served a notice of the filing of the Involuntary Petition. There has been no subsequent activity in this matter.

Evaluation Outcome: It is not possible to predict the outcome of the lawsuit or the amount of damages, if any, for which the Defendants could be determined to be liable, nor is it possible to predict the amount of damages, if any, for which the Plaintiff could be determined. to be liable to the Defendants.

Mark Savoretti, Plaintiff, vs. Spartan Capital Management, Inc., a Delaware
corporation, a/k/a Spartan Capital, LLC, a Delaware limited liability company;
Divot Golf Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a
Delaware corporation; and Joseph R. Cellura, Defendants, Circuit Court of the
Sixth Judicial District in and for Pinellas County, Florida, Circuit Civil
Uniform Case No. 522004 CA 000646 XX CICI, Ref. Case No. 04-646-CI-11 and
In re. ORBIT BRANDS CORPORATION, Alleged Debtor; Mark Savoretti, Plaintiff, vs.
Spartan Capital Management, Inc., a Delaware corporation, a/k/a Spartan Capital,
LLC, a Delaware limited liability company; Divot Golf Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a Delaware corporation; and Joseph R.
Cellura, Defendants, United States Bankruptcy Court for the Middle District of
Florida, Chapter 11 (Involuntary) Case No. MP 04-00006-MGW.

Nature of the Litigation: The Company, an affiliate of the Company, and Mr.
Cellura, as well as a third party, are named as defendants in this action filed in Florida Circuit Court for damages in excess of $100,000 based on claims for fraudulent inducement, constructive trust, breach of contract, fraudulent transfer, and alter ego claims, arising from a failed business transaction which occurred in late 1999 and early 2000.

Progress to Date: Plaintiff's Complaint was filed on January 26, 2004, but the
Summons on the Complaint was not issued until July 1, 2004, and the Summons and
Complaint were not served on Mr. Cellura (alone) until July 6, 2004. Plaintiff did not attempt to effect service on the Company due to the pendency of its
Involuntary Chapter 11 bankruptcy case. On or about September 7, 2004, Mr.
Cellura removed the lawsuit to the United States Bankruptcy Court for the Middle
District of Florida, based on the pendency of the Involuntary Chapter 11 proceedings in the Central District of California. Thereafter, Mr. Cellura filed and served his Answer to Complaint with Affirmative Defenses on September 16,
2004. There has been no subsequent activity in this matter.

Evaluation Outcome: Although both the Company and Mr. Cellura intend to defend the lawsuit vigorously and deny all claims of liability, it is not possible to predict the outcome of the lawsuit or the amount of damages, if any, for which the Defendants could be determined to be liable.

In re. ORBIT BRANDS CORPORATION, Alleged Debtor, United States Bankruptcy Court
for the Central District of California, Los Angeles Division, Chapter 11 Case
No. LA 04-24171-ES (the "Bankruptcy Case").

In May 2004, the Company's shareholders authorized the Company to file for protection pursuant to the provisions of Chapter 11 of the Bankruptcy Code,
Title 11 United States Code Sections 101, et. seq., at the discretion of the
Company's Board of Directors.

On June 25, 2004, several of the Company's creditors filed an Involuntary
Chapter 11 Petition against the Company in the United States Bankruptcy Court for the Central District of California, in Los Angeles, California. The Summons
on the Involuntary Petition was issued on or about July 6, 2004, and the Company was served shortly thereafter. The Company has requested and received several extensions of time to respond to the Involuntary Petition, with its response currently due on October 31, 2004. The Bankruptcy Court has scheduled a status conference for December 2, 2004.

The Company has published notice of the commencement of the involuntary bankruptcy case to all of its shareholders, pursuant to its filing of an SEC
Form 8-K regarding the filing of the Involuntary Chapter 11 Petition with the
Securities and Exchange Commission. The Company has not decided to date whether to consent to the entry of an order for relief in the Bankruptcy Court.

In filing the Involuntary Petition, the Company's creditors expressed concern that management has had to devote considerable time and resources to pending litigation and has not been able to concentrate all of its efforts on the
Company's business activities, as well as noting the financial burden of continuing to defend against claims by the same plaintiffs in several states where the Company has conducted business at different times. The creditors expressed their concern that the interests of creditors and shareholders of the
Company have been compromised as a result. The Petitioning Creditors believed that the involuntary proceeding would enable the Company to bring a halt to litigation and protect their interests as creditors as well as the interests of shareholders of the Company.

The Company is also involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

Item 2. Changes in Securities.

        Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities.

        No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 4. Submission of Matters to a Vote of Security Holders.

        Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference.

Item 5. Other Information.

        Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        Other than the following, please refer to Form 10-KSB for Fiscal Year
        2003 filed 6/21/04 which is hereby incorporated by reference.

        2.9   Amended Acquisition Agreement of SMARTVoice Telecommunications, Inc.
        2.10  Acquisition Agreement of Malibu Beach Beverage Group

        10.46 Argyll Equities Private Collateralized Loan Agreement

        31.1  Section 302 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).
        31.2  Section 302 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).
        32.1  Section 906 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).
        32.2  Section 906 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).

        (b) Reports on Form 8-K:

        A report on Form 8-K dated June 30, 2004 disclosing Company's creditors filing an Involuntary Chapter 11 Petition against the Company with the objective of reorganizing the Company in the United States
Bankruptcy Court.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ORBIT BRANDS CORPORATION
                                                     Registrant

Date:October 27, 2004               /s/ Joseph R. Cellura
                                    Joseph R. Cellura
                                    Chief Executive Officer and Chairman of the Board

Date:October 27, 2004               /s/ Frederick J. Alger
                                    Frederick J. Alger
                                    Chief Financial Officer

