Form 10QSB
period 2003-06-30
DIVOT GOLF CORP
filed 2004-11-03
CIK 916184

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
     |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

 As of October 27th, 2004 , the issuer had 1,126,107,071 shares of common stock,
                         $0.001 par value, outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2003............3

        Condensed Consolidated Statements of Operations for the
        six-months and three-months ended June 30, 2003 and 2002............ 4

        Condensed Consolidated Statements of Cash Flows for the
        six-months ended June 30, 2003 and 2002............................. 5

        Notes to Condensed Consolidated Financial Statements ............... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 19

Item 3. Controls and Procedures............................................ 22

PART II. OTHER INFORMATION

                            ORBIT BRANDS CORPORATION
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                     $        886
                                                            =============

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                         $  1,414,801
   Accrued expenses                                            2,916,569
   Accounts payable and accrued expenses - related parties     3,809,977
   Notes payable - related parties                               828,000
   Notes payable                                              14,181,256
     Total current liabilities                                23,150,603

Stockholders' (deficit):
   Preferred stock, $.001 par value, Series A convertible
      10,000,000 shares authorized,
      no shares issued and outstanding                                 -
   Common stock, $.001 par value,
      2,000,000,000 shares authorized,
      610,680,704 shares issued and outstanding                  610,680
   Paid in capital                                            59,041,949
   Accumulated (deficit)                                     (82,802,346)
                                                             (23,149,717)

                                                            $        886
                                                            =============

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                 Consolidated Unaudited Statements of Operations
            Three Months and Six Months Ended June 30, 2003 and 2002

                                                          Three Months                              Six Months

                                                    2003                2002                2003             2002
                                                                     (Restated)

Revenue                                         $        -           $        -        $          -       $         -

Operating expenses:
   Non-cash compensation                           117,000              141,002             197,000           282,003
   Selling, general and administrative
     expenses                                      118,312              208,559             214,978           417,117
                                                   235,312              349,561            (411,978)         (699,120)

(Loss) from operations                            (235,312)            (349,561)           (411,978)         (699,120)

Other (income) expense:

  Impairment of equipment                                -                    -                   -            45,300
  Interest                                         423,679              312,346             844,613           624,691
                                                   423,679              312,346             844,613           624,691

Net (loss)                                      $ (658,991)          $ (661,907)       $ (1,256,591)      $(1,369,111)
                                                ===========          ===========       =============      ============

Per share information - basic and fully
   diluted:

  Weighted average shares outstanding           610,680,704          556,852,418        610,680,704       556,852,418
                                                ===========          ===========       =============      ============

  Net (loss) per share                          $    (0.00)          $    (0.00)       $      (0.00)      $     (0.00)
                                                ===========          ===========       =============      ============

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                 Consolidated Unaudited Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002

                                                  2003               2002
                                                                  (Restated)

Cash flows from operating activities:
Net cash (used in) operating activities       $  (30,771)          $     -

Cash flows from investing activities:
Net cash (used in) investing activities                -                 -

Cash flows from financing activities:
  Proceeds from notes payable                     30,000                 -
Net cash provided by financing activities         30,000                 -

Net (decrease) in cash                              (771)                -

Beginning - cash balance                           1,657                 -

Ending - cash balance                         $      886           $     -
                                              ===========          =======

Supplemental cash flow information:
  Cash paid for income taxes                  $        -           $     -
                                              ===========          =======
  Cash paid for interest                      $        -           $     -
                                              ===========          =======

The accompanying notes are an integral part of these statements.

                                        5

                            ORBIT BRANDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
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

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals)
necessary to present fairly the financial position as of June 30, 2003 and the results of operations and of cash flows for the six months ended June 30,
2003 and 2002.

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

(3) Notes Payable

Notes payable consists of the following at June 30, 2003

Unsecured  7 % notes payable due January 1999, principal
and interest payable at maturity                               $  1,527,500
Unsecured convertible 7 % and 9 % debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock                  2,935,907
Unsecured convertible 5 % and 12 % debentures due at
 various dates in 2002, principal and interest payable
 at maturity, unless converted into common stock                  4,910,000
Unsecured convertible 12 % debentures due at
 various dates in 2003, principal and interest payable
 at maturity, unless converted into common stock                  3,829,145
Unsecured convertible 12% debentures due at
 various dates in 2004, principal and interest payable
 at maturity, unless converted into common stock                    237,000
Other notes payable........                                         741,704
                                                               $ 14,181,256
                                                               ============

Notes payable to related parties consists of the following at June 30, 2003:

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

        The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2003, the Company incurred a net loss of $1,256,591. In addition, the Company has working capital and stockholder deficits of $23,149,717 at June 30, 2003.

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

(5) Correction of an Error

The Company determined that promissory notes with an aggregate balance of
$6,124,889 were not recorded on its balance sheet at December 31, 2001. The accompanying financial statements have been restated to reflect this $6,124,889 increase in the balance of the notes. The adjustment increased the accumulated deficit at December 31, 2001, to $75,305,691. In addition, the Company restated
its financial statements for the three and six month period ended June 30, 2002 to reflect the additional interest on these notes of $155,893 and $311,785, the write off for the impairment

of equipment of $0 and $45,300, the write off of a receivable from a related party of $ 0 and $49,260 and general and administrative expenses including non-cash stock compensation of $194,196 and $329,830 respectively. The adjustment increased the net loss for the three month and six month period ended
June 30, 2002 by $350,089 and $736,175 or $.00 and $.00 per share respectively.

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

From July 2003 to September 2004, the Company raised $829,330 in cash, in exchange for $1,658,660 in unsecured convertible 12% debentures due at various dates in 2004 and 2005, principal and interest payable at maturity, unless converted into common stock. In addition, from July 2003 to September 2004, the company issued for services rendered and other business related activities
$2,026,009 in unsecured convertible 12% debentures due at various dates in 2004 and 2005, principal and interest payable at maturity, unless converted into common stock. The notes are convertible at $.015 per share.

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
quarterly or annual period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

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

Results of Operations

Comparison of Six Months Ended June 30, 2003 to 2002

Revenues. We generated no revenues in 2003 and no revenue in 2002.

Operating Expenses. Operating expenses decreased by $287,142, to $411,978 in
2003 from $699,120 in 2002. This decrease resulted from a reduction in overhead expenses related to reducing company management.

Other Expenses. Other expenses in 2003 and 2002 consisted of interest expense of
$844,613 and $699,991, respectively.

Net Loss. Net loss decreased by $112,520, from $1,369,111 in 2002 to $1,256,591 in
2003.

Comparison of Three Months Ended June 30, 2003 to 2002

Revenues. We generated no revenues in 2003 and no revenue in 2002.

Operating Expenses.  Operating expenses decreased by $114,249, to $235,312 in 2003 from $349,561 in 2002.  This decrease resulted from a reduction in overhead expenses related to reducing company management.

Other Expenses.  Other expenses in 2003 and 2002 consisted of interest expense of
$423,679 and $312,346, respectively.

Net Loss.  Net loss decreased by $2,916, from $661,907 in 2002 to $658,991 in 2003.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of October 29, 2004, we had 1,126,107,071 shares of our common stock issued and outstanding.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of October
27th, 2004, we have no principal source of cash or liquidity.

Item 3. Controls and Procedures

As of the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief
Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of
1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

        31.3  Section 302 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).
        31.4  Section 302 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).
        32.3  Section 906 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).
        32.4  Section 906 Certification by the Corporation's Chief Executive
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

                                                     ORBIT BRANDS CORPORATION
                                                     Registrant

Date: October 27, 2004              /s/ Joseph R. Cellura
                                    Joseph R. Cellura
                                    Chief Executive Officer and Chairman of the Board

Date: October 27, 2004              /s/ Frederick J. Alger
                                    Frederick J. Alger
                                    Chief Financial Officer

