Form 10QSB
period 2003-09-30
DIVOT GOLF CORP
filed 2004-11-03
CIK 916184

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
     |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

        Condensed Consolidated Balance Sheets as of September 30, 2003.......3

        Condensed Consolidated Statements of Operations for the
        three-months and nine-months ended September 30, 2003 and 2002...... 4

        Condensed Consolidated Statements of Cash Flows for the
        nine-months ended September 30, 2003 and 2002....................... 5

        Notes to Condensed Consolidated Financial Statements ............... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 19

Item 3. Controls and Procedures............................................ 22

PART II. OTHER INFORMATION

                            ORBIT BRANDS CORPORATION
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                     $        290
                                                            =============

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                         $  1,414,801
   Accrued expenses                                            3,345,560
   Accounts payable and accrued expenses - related parties     3,898,476
   Notes payable - related parties                               828,000
   Notes payable                                              14,346,256
     Total current liabilities                                23,833,093

Stockholders' (deficit):
   Preferred stock, $.001 par value, Series A convertible
      10,000,000 shares authorized,
      no shares issued and outstanding                                 -
   Common stock, $.001 par value,
      2,000,000,000 shares authorized,
      610,680,704 shares issued and outstanding                  610,680
   Paid in capital                                            59,041,949
   Accumulated (deficit)                                     (83,485,432)
                                                             (23,832,803)

                                                            $        290
                                                            =============

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                 Consolidated Unaudited Statements of Operations
         Three Months and Nine Months Ended September 30, 2003 and 2002

                                                          Three Months                              Nine Months

                                                    2003                2002                2003             2002
                                                                     (Restated)                            (Restated)

Revenue                                         $        -           $        -        $          -       $         -

Operating expenses:
   Non-cash compensation                           120,000               73,500             317,000           355,503
   Selling, general and administrative
     expenses                                      134,095              208,559             349,073           625,676
                                                   254,095              282,059             666,073           981,179

(Loss) from operations                            (254,095)            (282,059)           (666,073)         (981,179)

Other (income) expense:

  Impairment of equipment                                -                    -                   -            45,300
  Interest                                         428,991              312,346           1,273,604           937,037
                                                   428,991              312,346           1,273,604           982,337

Net (loss)                                      $ (683,086)          $ (594,405)       $ (1,939,677)      $(1,963,516)
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

                            ORBIT BRANDS CORPORATION
                 Consolidated Unaudited Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002

                                                  2003               2002
                                                                  (Restated)

Cash flows from operating activities:
Net cash (used in) operating activities       $  (86,367)          $(73,500)

Cash flows from investing activities:
Net cash (used in) investing activities                -                  -

Cash flows from financing activities:
  Proceeds from notes payable                     85,000             73,500
Net cash provided by financing activities         85,000             73,500

Net (decrease) in cash                            (1,367)                 -

Beginning - cash balance                           1,657                  -

Ending - cash balance                         $      290           $      -
                                              ===========          ========

Supplemental cash flow information:
  Cash paid for income taxes                  $        -           $      -
                                              ===========          ========
  Cash paid for interest                      $        -           $      -
                                              ===========          ========

The accompanying notes are an integral part of these statements.

                                        5

                            ORBIT BRANDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
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

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals)
necessary to present fairly the financial position as of September 30, 2003 and the results of operations and of cash flows for the nine months ended September
30, 2003 and 2002.

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

(3) Notes Payable

Notes payable consists of the following at September 30, 2003

Unsecured  7 % notes payable due January 1999, principal
and interest payable at maturity                               $  1,527,500
Unsecured convertible 7 % and 9 % debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock                  2,935,907
Unsecured convertible 5 % and 12 % debentures due at
 various dates in 2002, principal and interest payable
 at maturity, unless converted into common stock                  4,910,000
Unsecured convertible 12 % debentures due at
 various dates in 2003, principal and interest payable
 at maturity, unless converted into common stock                  3,829,145
Unsecured convertible 12% debentures due at
 various dates in 2004, principal and interest payable
 at maturity, unless converted into common stock                    402,000
Other notes payable........                                         741,704
                                                               $ 14,346,256
                                                               ============

Notes payable to related parties consists of the following at September 30, 2003:

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

        The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2003, the Company incurred a net loss of $1,939,677. In addition, the Company has working capital and stockholder deficits of $23,832,803 at September 30, 2003.

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

(5) Correction of an Error

The Company determined that promissory notes with an aggregate balance of
$6,124,889 were not recorded on its balance sheet at December 31, 2001. The accompanying financial statements have been restated to reflect this $6,124,889 increase in the balance of the notes. The adjustment increased the accumulated deficit at December 31, 2001, to $75,305,691. In addition, the Company restated
its financial statements for the three and nine month period ended September 30, 2002 to reflect the additional interest on these notes of $155,893 and $xxx,xxx, the write off for the impairment

of equipment of $45,300, the write off of a receivable from a related party of
$49,260 and general and administrative expenses including non-cash stock compensation of $86,254 and $465,344 respectively. The adjustment increased the net loss for the three month and nine month period ended September 30, 2002 by
$242,147 and $978,322 or $.00 and $.00 per share respectively.

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

From October 2003 to September 2004, the Company raised $774,330 in cash, in exchange for $1,548,660 in unsecured convertible 12% debentures due at various dates in 2004 and 2005, principal and interest payable at maturity, unless converted into common stock. In addition, from October 2003 to September 2004, the company issued for services rendered and other business related activities
$1,951,009 in unsecured convertible 12% debentures due at various dates in 2004 and 2005, principal and interest payable at maturity, unless converted into common stock. The notes are convertible at $.015 per share.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2003 to 2002

Revenues. We generated no revenues in 2003 and no revenue in 2002.

Operating Expenses. Operating expenses decreased by $315,106, to $666,073 in
2003 from $981,179 in 2002. This decrease resulted from a reduction in overhead expenses related to reducing company management.

Other Expenses. Other expenses in 2003 and 2002 consisted of interest expense of
$1,273,604 and $982,337, respectively.

Net Loss. Net loss decreased by $23,839, from $1,963,516 in 2002 to $1,939,677 in
2003.

Comparison of Three Months Ended September 30, 2003 to 2002

Revenues. We generated no revenues in 2003 and no revenue in 2002.

Operating Expenses.  Operating expenses decreased by $27,964, to $254,095 in 2003 from $282,059 in 2002.  This decrease resulted from a reduction in overhead expenses related to reducing company management.

Other Expenses.  Other expenses in 2003 and 2002 consisted of interest expense of
$428,991 and $312,346, respectively.

Net Loss.  Net loss increased by $88,681, from $594,405 in 2002 to $683,086 in 2003.

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

