Form 10QSB
period 2004-03-31
DIVOT GOLF CORP
filed 2004-11-18
CIK 916184

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
     |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
               Organization)                             Identification No.)

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

        Consolidated Balance Sheets as of March 31, 2004...................3

        Consolidated Statements of Operations for the three-months ended March 31, 2004 and 2003......................................4

        Consolidated Statements of Cash Flows for the three-months ended March 31, 2004 and 2003......................................5

        Notes to Consolidated Financial Statements ........................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................19

Item 3. Controls and Procedures............................................21

PART II. OTHER INFORMATION

                            Orbit Brands Corporation
                      Consolidated Unaudited Balance Sheet
                                 March 31, 2004

Assets

Current assets:
   Cash                                                          $      62,945
   Other Current Assets                                                  2,222
   Accounts receivable - related party                                 100,000
      Total current assets                                             165,167

Property and equipment, net                                             48,819
                                                                 $     213,986

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                              $   1,821,539
   Accrued expenses                                                  4,299,304
   Accounts payable and accrued expenses - related parties           4,040,984
   Notes payable - related parties                                     828,000
   Notes payable                                                    17,048,084
     Total current liabilities                                      28,037,911

Stockholders' (deficit):
   Preferred stock, $.001 par value, Series A convertible
      10,000,000 shares authorized,
      no shares issued and outstanding                                       -
   Common stock, $.001 par value,
      2,000,000,000 shares authorized,
      610,680,704 shares issued and outstanding                        610,680
   Paid in capital                                                  59,041,949
   Accumulated (deficit)                                           (87,476,554)
                                                                   (27,823,925)

                                                                 $     213,986
                                                                 ==============

The accompanying notes are an integral part of these statements.

                            Orbit Brands Corporation
                 Consolidated Unaudited Statements of Operations
                   Three Months Ended March 31, 2004 and 2003

                                                          2004                2003

Revenue                                              $        600        $          -

Operating expenses:
   Non-cash compensation                                  882,407              80,000
   Selling, general and administrative expenses           718,755              96,666
                                                        1,601,162             176,666

(Loss) from operations                                 (1,600,562)           (176,666)

Other (income) expense:
  Interest                                                513,548             420,935
  Purchased research and development                      792,745                   -
                                                        1,306,293             420,935

Net (loss)                                           $ (2,906,855)       $   (597,601)
                                                     =============       =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                 610,680,704         610,680,704
                                                     =============       =============
  Net (loss) per share                               $      (0.00)       $      (0.00)
                                                     =============       =============

The accompanying notes are an integral part of these statements.

                            Orbit Brands Corporation
                 Consolidated Unaudited Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003

                                                    2004           2003

Cash flows from operating activities:
Net cash (used in) operating activities        $  (467,520)    $  (20,788)

Cash flows from investing activities:
  Advance to related entity                       (100,000)             -
  Purchase of property and equipment               (48,819)             -
Net cash (used in) investing activities           (148,819)             -

Cash flows from financing activities:
  Proceeds from notes payable                      632,691         20,000
Net cash provided by financing activities          632,691         20,000

Net increase (decrease) in cash                     16,352           (788)

Beginning - cash balance                            46,593          1,657

Ending - cash balance                          $    62,945     $      869
                                               ============    ===========

Supplemental cash flow information:
  Cash paid for income taxes                   $         -     $        -
                                               ============    ===========
  Cash paid for interest                       $         -     $        -
                                               ============    ===========

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

(1)     Basis Of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)
of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal years ended December 31,
2002 and 2003, included in the Annual Report as filed on Form 10-KSB with the
United States Securities and Exchange Commission.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals)
necessary to present fairly the financial position as of March 31, 2004 and the results of operations and of cash flows for the three months ended March 31,
2004 and 2003.

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

(3)     Notes Payable

Notes payable consists of the following at March 31, 2004:

Unsecured  7 % notes payable due January 1999, principal
and interest payable at maturity                                  $  1,527,500
Unsecured convertible 7 % and 9 % debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock                     2,935,907
Unsecured convertible 5 % and 12 % debentures due at
 various dates in 2002, principal and interest payable
 at maturity, unless converted into common stock                     4,910,000
Unsecured convertible 12 % debentures due at
 various dates in 2003, principal and interest payable
 at maturity, unless converted into common stock                     3,829,145
Unsecured convertible 12% debentures due at
 various dates in 2004, principal and interest payable
 at maturity, unless converted into common stock                     1,018,730

Unsecured convertible 12% debentures due at
 various dates in 2005, principal and interest payable
 at maturity, unless converted into common stock                     2,085,097
Other notes payable                                                    741,705
                                                                  $ 17,048,084
                                                                  ============

Notes payable to related parties consists of the following at March 31, 2004:

Unsecured 6% notes, with principal and interest payable on
 demand                                                               $200,000
Unsecured 12% note to former employees due March 2000, with
 principal and interest payable at maturity                            208,000
Secured 12% note payable due June 30, 2001, principal
  and interest payable at maturity                                     400,000
Other notes payable                                                     20,000
                                                                  $    828,000
                                                                  ============

Substantially all of the notes, excluding the notes due in 2005, are currently in default. Certain debenture agreements contain covenants, which require the
Company to perform a reverse split of not less than fifteen shares of the
Company's common stock for one share of common stock. Certain debenture agreements also contain additional terms including registration rights and default provisions.

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

        The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2004, the Company incurred a net loss of $2,906,855. In addition, the Company has working capital and stockholder deficits of $27,823,925 at March 31, 2004 and has no significant revenue generating operations.

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

(5)     Acquisitions

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
                                                      ===========

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

(6)     Commitments and Contingencies

Litigation

On November 14, 2001, the Company, along with two other plaintiffs, filed suit against an investor group headed by Teakwood Ventures, LLC, in the United States
District Court for the Southern District of New York (the "Teakwood Action"). In
the Teakwood Action, the Company sought to recover in excess of $10 million in damages and other relief against Defendant Teakwood Ventures, LLC and related individuals and entities. The Company asserted claims of fraud, misrepresentation, breach of contract and violation of RICO statutes, among other claims. Prior to the commencement of the Teakwood Action, on or about
October 18, 2001, the Company had reached an overall settlement with the
Defendants (the "Teakwood Settlement"), pursuant to the terms of which approximately 184,277,000 shares of common stock which had been issued by the
Company to the defendants were to be returned to the Company for its benefit. A portion of these shares were used for collateral for the loan agreement described in Note 7.

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

On or about August 3, 2004, the District Court issued an order to show cause why the lawsuit should not be dismissed or remanded back to the Superior Court, and scheduled a hearing on the order to show cause on August 30, 2004. Based on the parties' submissions to the District Court and the hearing conducted by the
District Court on August 30, 2004, the District Court dismissed the lawsuit for lack of jurisdiction and remanded it back to the Superior Court by a minute order entered on or about September 17, 2004. As of October 15, 2004, none of the defendants had answered the Amended Complaint and, as a consequence, they were in default. The Company has taken steps to enter the defaults of several of the defendants and intends to vigorously prosecute the suit to judgment against
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
Divot Golf Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a
Delaware corporation; and Joseph R. Cellura, Defendants, Circuit Court of the
Sixth Judicial District in and for Pinellas County, Florida, Circuit Civil
Uniform Case No. 522004 CA 000646 XX CICI, Ref. Case No. 04-646-CI-11and
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

Progress to Date: Plaintiff's Complaint was filed on January 26, 2004, but the
Summons on the Complaint was not issued until July 1, 2004, and the Summons and
Complaint were served solely on Mr. Cellura on July 6, 2004. Plaintiff did not attempt to effect service on the Company due to the pendency of its Involuntary
Chapter 11 bankruptcy case. On or about September 7, 2004, Mr. Cellura removed the lawsuit to the United States Bankruptcy Court for the Middle District of
Florida, based on the pendency of the Involuntary Chapter 11 proceedings in the
Central District of California. Thereafter, Mr. Cellura filed and served his
Answer to Complaint with Affirmative Defenses on September 16, 2004.

There has been no subsequent activity in this matter, although the Florida
Bankruptcy Court has scheduled a status conference for December 16, 2004.

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

During August 2004, the Company converted $1,451,189 of debt into 96,745,956 shares of the company's common stock as part of the restructuring of the company's capitalization. The shares issued were valued at their fair market value of $96,746.

During the period from April 1, 2004 to September 30, 2004, the Company issued an aggregate of 297,000,000 shares of common stock for services. The shares were valued at their fair market value of $297,000.

In addition, pursuant to the anti-dilution provisions of an employment agreement the Company is obligated to issue 114,262,364 shares of common stock with a fair market value of $366,550 based on common stock issuances by the Company to
October 27, 2004.

Lease

During August 2004 the Company entered into a lease for a residential property to be used as an office. The term of the lease is for six months. The Company agreed to issue an aggregate of 7,500,000 shares of common stock for the lease term. The fair market value of the shares issued will be amortized over the term of the lease.

Acquisitions

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
                                                     $(1,133,105)
                                                     ============

The net cost of the acquisition of $1,133,105 has been recorded as purchased research and development on the acquisition date.

From April 2004 to September 2004, the Company raised $156,500 in cash, in exchange for $313,000 in unsecured convertible 12% debentures due at various dates 2005, principal and interest payable at maturity, unless converted into common stock. In addition, from April 2004 to September 2004, the Company issued for services rendered and other business related activities $714,841 in unsecured convertible 12% debentures due at various dates in 2005, principal and interest payable at maturity, unless converted into common stock. The notes are convertible at $.015 per share.

During June 2004 the Company, through Malibu Beach Beverage Group, LLC borrowed
$100,000 pursuant to a promissory note. The note bears interest at 0% per annum and is due on September 30, 2004 and is currently in default. The lender is entitled to a fee of $30,000 in cash or 1 unit of Malibu Beach Beverage Group,
LLC. The lender has the option to convert the note and fee into shares of the
Company's common stock at the rate of $.015 per share.

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
was served shortly thereafter. The Company requested and received several extensions of time to respond to the Involuntary Petition. On or about November
1, 2004, the Company entered into a stipulation with the Petitioning Creditors consenting to the entry of an order for relief effective on and as of December
2, 2004. The Bankruptcy Court also has scheduled a status conference for
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
where the Company has conducted business, and that the interests of creditors and shareholders have been compromised as a result. The Petitioning Creditors believed that the commencement of the involuntary proceeding would bring a halt to the pending and threatened litigation and protect their interests as creditors as well as the interests of shareholders.

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

$0 to $2.0 million                          5% of base salary
$2.0 million to $5.0 million                15% of base salary
$5.0 million to $10.0 million               30% of base salary
$10.0 million or greater                    50% of base salary

The employment agreement also provides for the issuance of 5 million options to purchase shares of the Company's common stock upon the Company's adoption of a new stock option plan, all of which will be immediately exercisable. The employment agreement provides anti-dilution protection such that in the event the Company ever issues any additional shares at a price less than the exercise price then in effect for the options granted to him, the exercise price of his options will be proportionately reduced. In addition the Company may be required to record compensation expense on each occasion the exercise price of the options is reduced.

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
was served shortly thereafter. The Company requested and received several extensions of time to respond to the Involuntary Petition. On or about November
1, 2004, the Company entered into a stipulation with the Petitioning Creditors consenting to the entry of an order for relief effective on and as of December
2, 2004. The Bankruptcy Court also has scheduled a status conference for
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
where the Company has conducted business, and that the interests of creditors and shareholders have been compromised as a result. The Petitioning Creditors believed that the commencement of the involuntary proceeding would bring a halt to the pending and threatened litigation and protect their interests as creditors as well as the interests of shareholders.

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

Overview

The Company was incorporated in Delaware on Noveber 12, 1991 under the name
Longview Golf Corporation. The Company changed its name to Brassie Golf
Holdings, Ltd. on September 18, 1992, and then again, on March 29, 1993, to
Brassie Golf Corporation. On June 2, 1998, the Company changed its name to Divot
Golf Corporation. Subsequently, in March 2000, the Company changed its name to
ORBITTRAVEL.COM CORPORATION. In 2003, the Company's stockholders approved a new name change to ORBIT BRANDS CORPORATION, and the Company officially changed its name to "ORBIT BRANDS CORPORATION" on March 18, 2004.

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

SMARTVoice was incorporated on December 18, 2003, as negotiations were being conducted to acquire the rights to certain assets and intellectual property of another company. SMARTVoice formally acquired the assets and property on January
1, 2004. SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP Telephony is the technology of using the
Internet to transport voice conversations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2004 to 2003

Revenues. We generated revenues of $600 in 2004 and no revenues in 2003.

Operating Expenses. Operating expenses increased by $1,424,496, to $1,601,162 in
2004 from $176,666 in 2003. This increase resulted from a increase in overhead expenses related to legal expenses, financing activities and the operations of the SMARTVoice subsidiary and $882,407 on compensation paid in the form of debt.

Other Expenses. Other expenses increased by $885,358, to $1,306,293 in 2004 from
$420,935 in 2003. This consisted of interest expense of $513,548 and $420,935, respectively. In addition, the Company recorded the acquisition of the net liabilities of SMARTVoice of $792,745 as purchased research and development.

Net Loss. Net loss increased by $2,309,254, to $2,906,855 in 2004 from $597,601 in 2003.

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

On or about August 3, 2004, the District Court issued an order to show cause why the lawsuit should not be dismissed or remanded back to the Superior Court, and scheduled a hearing on the order to show cause on August 30, 2004. Based on the parties' submissions to the District Court and the hearing conducted by the
District Court on August 30, 2004, the District Court dismissed the lawsuit for lack of jurisdiction and remanded it back to the Superior Court by a minute order entered on or about September 17, 2004. As of October 15, 2004, none of the defendants had answered the Amended Complaint and, as a consequence, they were in default. The Company has taken steps to enter the defaults of several of the defendants and intends to vigorously prosecute the suit to judgment against
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

Progress to Date: Plaintiff's Complaint was filed on January 26, 2004, but the
Summons on the Complaint was not issued until July 1, 2004, and the Summons and
Complaint were served solely on Mr. Cellura on July 6, 2004. Plaintiff did not attempt to effect service on the Company due to the pendency of its Involuntary
Chapter 11 bankruptcy case. On or about September 7, 2004, Mr. Cellura removed the lawsuit to the United States Bankruptcy Court for the Middle District of
Florida, based on the pendency of the Involuntary Chapter 11 proceedings in the
Central District of California. Thereafter, Mr. Cellura filed and served his
Answer to Complaint with Affirmative Defenses on September 16, 2004.

There has been no subsequent activity in this matter, although the Florida
Bankruptcy Court has scheduled a status conference for December 16, 2004.

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
was served shortly thereafter. The Company requested and received several extensions of time to respond to the Involuntary Petition. On or about November
1, 2004, the Company entered into a stipulation with the Petitioning Creditors consenting to the entry of an order for relief effective on and as of December
2, 2004. The Bankruptcy Court also has scheduled a status conference for
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
where the Company has conducted business, and that the interests of creditors and shareholders have been compromised as a result. The Petitioning Creditors believed that the commencement of the involuntary proceeding would bring a halt to the pending and threatened litigation and protect their interests as creditors as well as the interests of shareholders.

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

        2.9     Amended Acquisition Agreement of SMARTVoice Telecommunications, Inc
        2.10    Acquisition Agreement of Malibu Beach Beverage Group

        10.46   Argyll Equities Private Collateralized Loan Agreement

        31.1    Section 302 Certification by the Corporation's Chief Executive
                Officer. (Filed herewith).
        31.2    Section 302 Certification by the Corporation's Chief Financial
                Officer. (Filed herewith).
        32.1    Section 906 Certification by the Corporation's Chief Executive
                Officer. (Filed herewith).
        32.2    Section 906 Certification by the Corporation's Chief Financial
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

Date: 10/27/04                  /s/ Joseph R. Cellura
                                Joseph R. Cellura
                                Chief Executive Officer and Chairman of the Board

Date: 10/27/04                  /s/ Frederick J. Alger
                                Frederick J. Alger
                                Chief Financial Officer