Form 10QSB
period 2004-06-30
DIVOT GOLF CORP
filed 2004-11-24
CIK 916184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                         Commission File Number: 0-24812

                            ORBIT BRANDS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                56-1781650
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     1990 South Bundy Drive, Suite 650
         Los Angeles, California                            90025
 (Address of Principal Executive Offices)                (Zip Code)

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

Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2004.....................3

         Consolidated Statements of Operations for the six-months
         and three months ended June 30, 2004 and 2003.......................4

         Consolidated Statements of Cash Flows for the six-months
         ended June 30, 2004 and 2003........................................5

         Notes to Consolidated Financial Statements......................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................19

Item 3.  Controls and Procedures............................................21

PART II. OTHER INFORMATION

                            Orbit Brands Corporation
                      Consolidated Unaudited Balance Sheet
                                  June 30, 2004

Assets

Current assets:
  Cash                                                  $        33,446
  Inventory                                                     242,542
    Total current assets                                        275,988

  Property and equipment, net                                    74,030
                                                        $       350,018

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Accounts payable                                      $     2,165,365
  Accrued expenses                                            4,741,688
  Accounts payable and accrued expenses
  - related parties                                           4,811,050
  Notes payable - related parties                               828,000
  Notes payable                                              17,838,583
    Total current liabilities                                30,384,686

Stockholders' (deficit):
  Preferred stock, $.001 par value,
   Series A convertible 10,000,000
   shares authorized, 5,000,000 shares
   issued and outstanding                                       750,000
  Common stock, $.001 par value,
   2,000,000,000 shares authorized,
   738,680,704 shares issued and outstanding                    738,681
  Paid in capital                                            60,274,269
  Accumulated (deficit)                                     (91,797,618)
                                                            (30,034,668)

                                                        $       350,018
                                                        ================

The accompanying notes are an integral part of these statements.

                            Orbit Brands Corporation
                 Consolidated Unaudited Statements of Operations
            Three Months and Six Months Ended June 30, 2004 and 2003

                                      Three Months                          Six Months
                                2004               2003              2004               2003

Revenue                    $       1,622      $           -      $       2,222      $          -

Operating expenses:
Non-cash compensation          1,070,320            117,000         1,952,726            197,000
Selling, general and
 administrative expenses         652,877            118,312          1,371,633           214,978
                               1,723,197            235,312          3,324,359           411,978

(Loss) from operations        (1,721,575)          (235,312)       (3,322,137)          (411,978)

Other expense:
 Interest                        442,384            423,679           955,932            844,613

Purchased research and
 development                   1,133,105                  -         1,925,850                  -
Loss on Settlement of Debt     1,024,000                  -         1,024,000                  -
                               2,599,489            423,679         3,905,782            844,613

Net (loss)                 $  (4,321,064)     $    (658,991)    $  (7,227,919)     $  (1,256,591)
                           ==============     ==============    ==============     ==============

Per share information -
 basic and fully diluted:

Weighted average shares
 outstanding                 677,218,258        610,680,704       640,990,949        610,680,704
                           ==============     ==============    ==============     ==============

 Net (loss) per share      $       (0.01)     $       (0.00)    $       (0.01)     $       (0.00)
                           ==============     ==============    ==============     ==============

The accompanying notes are an integral part of these statements.

                            Orbit Brands Corporation
                 Consolidated Unaudited Statements of Cash Flows
                     Six Months Ended June 30, 2004 and 2003

                                                2004               2003

Cash flows from operating activities:
Net cash (used in) operating activities    $ (834,608)        $  (30,771)

Cash flows from investing activities:
Purchase of Property and Equipment            (67,730)                 -
Net cash (used in) investing activities       (67,730)                 -

Cash flows from financing activities:
  Proceeds from notes payable                 889,191             30,000
Net cash provided by financing activities     889,191             30,000

Net (decrease) in cash                        (13,147)              (771)

Beginning - cash balance                       46,593              1,657

Ending - cash balance                      $   33,446         $      886
                                           ===========        ===========

Supplemental cash flow information:
  Cash paid for income taxes               $        -         $        -
                                           ===========        ===========
  Cash paid for interest                   $        -         $        -
                                           ===========        ===========

The accompanying notes are an integral part of these statements.

                            ORBIT BRANDS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
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

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals)
necessary to present fairly the financial position as of June 30, 2004 and the results of operations and of cash flows for the three months and six months ended June 30, 2004 and 2003.

During March 2004 the Company amended its Articles of Incorporation to change its name to Orbit Brands Corporation.

Inventory is stated at the lower of cost or market on a first in, first out basis and consists principally of finished goods.

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

(3) Notes Payable

Notes payable consists of the following at June 30, 2004:

Unsecured  7 % notes payable due January 1999, principal
 and interest payable at maturity                                $  1,527,500
Unsecured convertible 7 % and 9 % debentures due at
 various dates in 2000, principal and interest payable
 at maturity, unless converted into common stock                    2,935,907
Unsecured convertible 5 % and 12 % debentures due at
 various dates in 2002, principal and interest payable
 at maturity, unless converted into common stock                    4,910,000
Unsecured convertible 12 % debentures due at
 various dates in 2003, principal and interest payable
 at maturity, unless converted into common stock                    3,573,145
Unsecured convertible 12% debentures due at

 various dates in 2004, principal and interest payable
 at maturity, unless converted into common stock                    1,018,730
Unsecured convertible 12% debentures due at
 various dates in 2005, principal and interest payable
 at maturity, unless converted into common stock                    3,131,587
Other notes payable                                                   741,704
                                                                 $ 17,838,583
                                                                 ============

Notes payable to related parties consists of the following at June 30, 2004:

Unsecured 6% notes, with principal and interest payable on
 demand                                                          $    200,000
Unsecured 12% note to former employees due March 2000, with
 principal and interest payable at maturity                           208,000
Secured 12% note payable due June 30, 2001, principal
 and interest payable at maturity                                     400,000
Other notes payable                                                    20,000
                                                                 $    828,000
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
This note is included in the table above.

During June 2004 the Company, through Malibu Beach Beverage Group, LLC borrowed
$100,000 pursuant to a promissory note. The note bears interest at 0% per annum and is due on September 30, 2004 and is currently in default. The lender is entitled to a fee of $30,000 in cash or 1 unit of Malibu Beach Beverage Group,
LLC. The lender has the option to convert the note and fee into shares of the
Company's common stock at the rate of $.015 per share. (See Note 6.) This note is included in the table above.

(4) Stockholders' (Deficit)

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

Common Stock Issuances

During May 2004 the Company issued an aggregate of 90,000,000 shares of common stock for conversion of $180,000 in debt. The shares issued were valued at their fair market value of $900,000. Pursuant to certain anti dilution provisions an officer of the Company is entitled to receive 19,710,000 shares of common stock upon payment for the shares or conversion of debt due to him.

During June 2004 the Company issued an aggregate of 38,000,000 shares of common stock for conversion of $76,000 in debt. The shares issued were valued at their fair market value of $380,000. Pursuant to certain anti dilution provisions an officer of the Company is entitled to receive 8,322,000 shares of common stock upon payment for the shares or conversion of debt due to him.

The difference between the fair market value of the shares issued for the above conversions of $1,280,000 and the aggregate amount of the debt converted of
$256,000 of $1,024,000 has been charged to the loss on the settlement of debt during the period.

(5) Going Concern

        The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2004, the Company incurred a net loss of $7,227,919. In addition, the Company has working capital and stockholder deficits of $30,108,698 and $30,034,668 at June 30, 2004 and has no significant revenue generating operations.

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

        The Company is pursuing equity and debt financing for its operations and is seeking to expand its operations. In this regard it is attempting to enter into certain businesses through acquisitions (see Note 6). Failure to secure such financing or enter merger agreements with an operating entities may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(6) Acquisitions

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
                                               =============

The net cost of the acquisition of $1,133,105 has been recorded as purchased research and development on the acquisition date.

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1:

                                                    2004            2003

              Net sales                        $      2,222    $          -
              Net (loss)                       $ (8,028,921)   $ (1,256,839)
              Net (loss) per share
               Basic and diluted               $       (.01)   $       (.00)

(7) Commitments and Contingencies

Employment Contract

The Company extended the employment with an executive officer, which now expires during June 2010. The agreement provides for minimum salary levels and minimum expense reimbursements as well as for incentive bonuses, which are payable if specified management goals are attained. Minimum commitments for future salaries and expense reimbursement, excluding bonuses aggregate $358,000 per year.

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

Litigation

On November 14, 2001, the Company, along with two other plaintiffs, filed suit against an investor group headed by Teakwood Ventures, LLC, in the United States
District Court for the Southern District of New York (the "Teakwood Action"). In
the Teakwood Action, the Company sought to recover in excess of $10 million in damages and other relief against Defendant Teakwood Ventures, LLC and related individuals and entities. The Company asserted claims of fraud, misrepresentation, breach of contract and violation of RICO statutes, among other claims. Prior to the commencement of the Teakwood Action, on or about
October 18, 2001, the Company had reached an overall settlement with the
Defendants (the "Teakwood Settlement"), pursuant to the terms of which approximately 184,277,000 shares of common stock which had been issued by the
Company to the defendants were to be returned to the Company for its benefit. A portion of these shares were used for collateral for the loan agreement described in Note 8.

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

As the Company's Chief Legal Officer, Mr. Dollinger was responsible for the
Company's Delaware franchise tax filings, as well as its federal and state income tax returns and all federal and state securities reports and filings, none of which, as noted below, were filed during the years in question. The
Company is further informed and believes that Mr. Dollinger has attempted to intervene in the Company's efforts to bring itself back into compliance with its regulatory reporting and filing obligations, and that Mr. Dollinger also has contacted a number of the Company's professionals to discourage their completion of their engagement(s) to do so during the past several months. These matters may constitute additional material facts and issues in the above-referenced litigation against Mr. Dollinger.

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

(8) Subsequent Events

During August 2004, the Company converted $1,451,189 of debt into 96,745,956 shares of the company's common stock as part of the restructuring of the company's capitalization. The shares issued were valued at their fair market value of $96,746.

During the period from July 1, 2004 to September 30, 2004, the Company issued an aggregate of 297,000,000 shares of common stock for services. The shares were valued at their fair market value of $297,000.

In addition, pursuant to the anti-dilution provisions of an employment agreement the Company is obligated to issue 86,230,364 shares of common stock with a fair market value of $86,230 based on common stock issuances by the Company between
July 1, 2004 and October 27, 2004.

Lease

During August 2004 the Company entered into a lease for a residential property to be used as an office. The term of the lease is for six months. The Company agreed to issue an aggregate of 7,500,000 shares of common stock for the lease term. The fair market value of the shares issued will be amortized over the term of the lease.

Debt Issuances

From July 2004 to September 2004, the Company issued for services rendered and other business related activities $281,341 in unsecured convertible 12%
debentures due at various dates in 2005, principal and interest payable at maturity, unless converted into common stock. The notes are convertible at $.015 per share.

During August 2004 the majority shareholder of the Company entered into a loan agreement whereby he arranged to personally borrow an amount up to the value of
33% of the bid price of 119,714,050 shares of the Company's common stock (see
Note 7). Any advances under the agreement bear interest at the prime rate and are due on August 19, 2007. On August 25, 2004 the shareholder borrowed $295,000 pursuant to the agreement and loaned these proceeds to the Company.

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

Results of Operations

Comparison of Six Months Ended June 30, 2004 to 2003

Revenues. We generated $2,222 in revenues in 2004 and no revenue in 2003.

Operating Expenses. Operating expenses increased by $2,912,381, to $3,324,137 in
2004 from $411,978 in 2003. This increase resulted from addition overhead expenses related to company management, litigation, and the operations of the
SMARTVoice subsidiary.

Other Expenses. Other expenses increased from $844,613 in 2003 to $3,905,782 in
2004, or $3,061,169. Interest expense was $955,932 and $844,613, in 2004 and
2003 respectively. The company incurred $1,925,850 in losses in the write of the of assets related to the SMARTVoice and Malibu Beach Beverage Group acquisitions. The Company also incurred a $1,024,000 loss in converting debt to common stock during the period.

Net Loss. Net loss increased by $5,971,328, from $1,256,591 in 2003 to
$7,227,919 in 2004.

Comparison of Three Months Ended June 30, 2004 to 2003

Revenues. We generated revenues of $1,622 in 2004 and no revenue in 2003.

Operating Expenses. Operating expenses increased by $1,487,885, to $1,723,197 in
2004 from $235,312 in 2003. This increase resulted from addition overhead expenses related to company management, litigation, and the operations of the
SMARTVoice subsidiary.

Other Expenses. Other expenses increased from $423,679 in 2003 to $2,599,489 in
2004, or $2,175,810. Interest expense was $442,384 and $423,679, in 2004 and
2003 respectively. The company incurred $1,133,105 in losses in the write of the of assets related to the Malibu Beach Beverage Group acquisition. The Company also incurred a $1,024,000 loss in converting debt to common stock during the period.

Net Loss. Net loss increased by $3,662,073, from $658,991 in 2003 to $4,321,064 in 2004.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of October 29, 2004, we had 1,126,107,071 shares of our common stock and 5,000,000 shares of preferred stock issued and outstanding.

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

As the Company's Chief Legal Officer, Mr. Dollinger was responsible for the
Company's Delaware franchise tax filings, as well as its federal and state income tax returns and all federal and state securities reports and filings, none of which, as noted below, were filed during the years in question. The
Company is further informed and believes that Mr. Dollinger has attempted to intervene in the Company's efforts to bring itself back into compliance with its regulatory reporting and filing obligations, and that Mr. Dollinger also has contacted a number of the Company's professionals to discourage their completion of their engagement(s) to do so during the past several months. These matters may constitute additional material facts and issues in the above-referenced litigation against Mr. Dollinger.

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

In filing the Involuntary Petition, the Company's creditors expressed concern that management has had to devote considerable time andresources to pending litigation and has not been able to concentrate all of its efforts on the
Company's business activities, as well as noting the financial burden of continuing to defend against claims by the same plaintiffs in several states where the Company has conducted business, and that the interests of creditors and shareholders have been compromised as a result. The Petitioning Creditors believed that the commencement of the involuntary proceeding would bring a halt to the pending and threatened litigation and protect their interests as creditors as well as the interests of shareholders.

The Company is also involved in other legal proceedings as a part of its normal course of business. The ultimate resolution of these matters may have a material impact on the Company's results of operations or financial position in any quarterly or annual period. Bankruptcy

Item 2.  Changes in Securities.

        Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference and the above notes to the financial statements.

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

Date:    11/17/04                   /s/ Joseph R. Cellura
                                        Joseph R. Cellura
                                        Chief Executive Officer and
                                         Chairman of the Board

Date:    11/17/04                   /s/ Frederick J. Alger
                                        Frederick J. Alger
                                        Chief Financial Officer

