Form 10QSB
period 2004-09-30
Orbit Brands CORP
filed 2007-02-14
CIK 916184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File Number: 0-24812

ORBIT BRANDS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 13701 Riverside Drive, Suite 701 Sherman Oaks, California (Address of Principal Executive Offices)	56-1781650 (I.R.S. Employer Identification No.) 91423 (Zip Code)

Issuer’s Telephone Number, Including Area Code: (818) 501-2238

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
As of  June 13, 2006, the issuer had 3,094,350,600 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Financial Statements (unaudited)

Orbit Brands Corporation
Condensed Consolidated Balance Sheet
September 30, 2004
(unaudited)

Assets

Current Assets
Cash	$13,275
Total current assets	13,275

Property & equipment	6,138

$19,413

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$2,119,818
Accrued expenses	5,254,968
Accounts payable and accrued expenses - related parties	5,282,495
Derivative liability	2,857,370
Convertible Notes payable - related parties	947,229
Convertible Notes payable	17,596,288
Total current liabilites	34,058,168

Stockholders' (deficit):
Preferred stock, $.001 par value, Series A convertible
10,000,000 shares authorized,
5,000,000 shares issued and outstanding	20,000,000
Common stock, $.001 par value,
2,000,000,000 shares authorized,
1,126,107,071 shares issued and outstanding	1,126,106
Paid in capital	59,686,430
Accumulated (deficit)	(114,851,291)
(34,038,755)

$19,413

 See the accompanying notes to the condensed consolidated financial statements.

Orbit Brands Corporation
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

	Three Months		Nine Months

	2004	2003	2004	2003

Revenue	$10,000	$-	12,222	$-

Operating Expenses:
Selling, general and administrative expenses	1,805,648	191,595	4,488,183	478,573
Compensation	313,758	62,500	20,205,582	187,500
Impairments	352,131	-	2,277,981	-
	2,471,537	254,095	26,971,746	666,073

(Loss) from operations	(2,461,537)	(254,095)	(26,959,524)	(666,073)

Other (income) expense:
Interest	513,280	428,991	1,469,212	1,273,604
Loss on derivative liability	828,856	-	828,856	-
Loss on conversion of debt to common stock	-	-	1,024,000	-
	1,342,136	428,991	3,322,068	1,273,604

Net (loss)	$(3,803,673)	$(683,086)	(30,281,592)	$(1,939,677)

Per share information - basis and fully diluted:

Weighted average shares outstanding	931,430,737	610,680,704	750,993,678	610,680,704

Net (loss) per share	$-	$-	(0.04)	$-

See the accompanying notes to the condensed consolidated financial statements.

Orbit Brands Corporation
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003
(unaudited)

	2004	2003

Cash flows from operating activities:
Net cash (used in) operating activities	$(1,073,509)	$(86,367)

Cash flows from financing activities:
Proceeds from notes payable	1,040,191	85,000

Net increase in cash	(33,318)	(1,367)

Beginning - cash balance	46,593	1,657

Ending - cash balance	$13,275	$290

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

ORBIT BRANDS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal years ended December 31, 2002 and 2003, included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and of cash flows for the three months and nine months ended September 30, 2004 and 2003.

During March 2004 the Company amended its Articles of Incorporation to change its name to Orbit Brands Corporation.

Operations have ceased and there have been no operations since June 2004.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value using binomial lattice model utilizing the probability of weighted average cash flow scenarios and is then re-valued and is re-measured at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments like warrants, the Company also uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

If the derivative exists at the inception of the instrument, the discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. If the instrument is determined not to contain embedded derivatives at inception, but later becomes one because of a tainting event caused by a instrument entered into subsequent to the inception of the convertible debt, the resulting liability is reduced from Additional Paid in Capital.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Note 2 Accounts Payable and Accrued Expenses-related party

Accounts payable and accrued expenses consists of the following at September 30, 2004:

Accrued salaries	$2,027,866
Settlement accrual	2,500,000
Accrued consulting expenses	275,714
Other miscellaneous accruals	478,915
$5,282,495

Note 3 - Convertible Notes Payable

Notes payable consists of the following at September 30, 2004:

Unsecured convertible 12% notes payable due January 1999, principal and interest payable at maturity	$1,527,500

Unsecured convertible 12% debentures due at various dates in 2000, principal and interest payable at maturity, unless converted into common stock	2,935,907

Unsecured convertible 12% debentures due at various dates in 2001, principal and interest payable at maturity, unless converted into common stock	4,910,000

Unsecured convertible 12% debentures due at various dates in 2002, principal and interest payable at maturity, unless converted into common stock	3,573,145

Unsecured convertible 12% debentures due at various dates in 2003, principal and interest payable at maturity, unless converted into common stock	850,130

Unsecured convertible 12% debentures due at various dates in 2004, principal and interest payable at maturity, unless converted into common stock	3,158,431

Other notes payable	761,704
$17,596,288

Notes payable to related parties at September 30, 2004 amounted to $ 947,229.

A majority of the notes, excluding the notes due in 2006 and beyond, are currently in default. Certain debenture agreements contain covenants, which require the Company to perform a reverse split of not less than fifteen shares of the Company's common stock for one share of common stock. Certain debenture agreements also contain additional terms including registration rights and default provisions.

The convertible notes have contractual conversion rates of between $0.0002 and $0.15.

On or about February 21, 2004, the Company entered into a Security Agreement and Promissory Note with Sherman & Peabody, LLC (“S&P”). Pursuant to the S&P Agreement, S&P was to loan the Company the sum of $250,000 for a period of up to 365 days at an interest rate of 12% per annum secured by shares of the Company’s common stock. S&P, however, only funded $155,000 of the $250,000, and on or about June 5, 2004, the Company and S&P reached a new agreement whereby the S&P Agreement was rescinded, S&P received an unsecured promissory note in the amount of the $155,000 it had paid the Company (the “S&P Replacement Note”). The S&P Replacement Note is due on demand and is to be repaid at S&P’s option into either: (a) an amount of cash equal to the 5-day average trailing price of the Company’s common shares multiplied by 5,500,000; or (b) the right to convert into an amount of common shares of the Company equal to 150% of the cash election. Additionally, S&P is entitled to receive a 35% loan management fee. This note is included in the table above and was included as an Exhibit in the Company’s 2003 10 KSB.

During June 2004 the Company, through Malibu Beach Beverage Group, LLC borrowed $100,000 pursuant to a promissory note. The note bears interest at 0% per annum and was due on September 30, 2004. There are certain loan administration fees attached to this note. The note is currently in default. The lender has the option to convert the note and fee into shares of the Company’s common stock at the rate of $.015 per share.

During August 2004 the majority shareholder of the Company entered into a loan agreement (“Argyle agreement”) whereby he arranged to personally borrow an amount up to the value of 33% of the bid price of 119,714,050 shares of the Company’s common stock . Any advances under the agreement bear interest at the prime rate and are due on August 19, 2007. On August 25, 2004 the shareholder borrowed $295,000 pursuant to the agreement and loaned these proceeds to the Company. The Argyle loan agreement was disclosed in the Company’s 2003 10 KSB.

When the company issued the preferred stock , the company re-evaluated the determination under SFAS 133 and EITF 00-19, of whether or not the embedded conversion feature was in need of bifurcation and separate fair value reporting as a derivative liability. The Company determined that the embedded conversion feature did now in fact meet the definition for liability accounting and required bifurcation and fair value recording because the issuance of preferred shares caused an “indeterminate” amount of shares to be issued. . At inception of the preferred stock issuance, the entire population of convertible notes was considered to be “tainted” and now contained embedded derivative liabilities. The value of the derivative liability associated with the embedded conversion feature at June 3, 2004 was $1,761,889. Since this determination was made subsequent to the inception of the original notes, this resulted in a decrease in Additional paid-in capital.

The fair value of these embedded conversion features was estimated using a binomial lattice model utilizing the probability of weighted average cash flows under different scenarios.

The primary factors driving the economic value of the embedded derivatives are stock price, stock volatility, an event of default and successful restructuring. Management then made projections of these variables over the term of the valuations. The assumptions at the date (6/3/2004) the Notes were initially tainted were:

-	The stock price would increase at the cost of equity with a volatility of 200%

-	The company is in a state of default and will remain in default for a period of 12 months, after which, an event of default would occur 5% of the time, increasing 0.1% per month

-	The Company would automatically convert “in-the-money” notes if the registration was effective and the company was not in default

-	Successful restructuring would be initially 0% for 12 months then increase to 30% with a .005 stock price and increment monthly by 2% to a maximum of 95%.

At September 30, 2004 the company re-measured the fair value of the embedded conversion feature and the market value was $2,550,549 . As a result a loss was recorded in the amount of $919,349.

Note 4 - Stockholders’ (Deficit)

Common and Preferred Stock

Common Stock Issuances

During August 2004, the Company converted $1,451,189 of debt into 96,745,956 shares of the company’s common stock as part of the restructuring of the company’s capitalization. The shares issued were valued at their fair market value of $96,746. The difference between the fair market value of the shares issued for the above conversion has been recorded as a(loss) on the settlement of debt during the period of $1,024,000.

During May 2004 the Company authorized a reverse stock split of 1 for 500 of the Company’s common shares. This split has not yet been effected.

During April 2004 the Company amended its Articles of Incorporation to increase its authorized capital to 2,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. The Company also authorized the designation of Series A convertible preferred stock.

During December 2004 the Company amended its Articles of Incorporation to increase its authorized capital to 5,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. The Company also authorized the designation of Series A convertible preferred stock as follows:

(a) Designation. The series of Preferred Stock created hereby shall be designated the “Series A Preferred Stock”.

(b) Authorized Shares. The number of shares of Series A Preferred Stock shall be Ten Million (10,000,000) Shares.

(c) Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series A Super Majority Voting Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of junior capital stock, including Common Stock, an amount equal to the market value of the Series A Preferred Stock as of such date divided by the number of common shares into which this series of preferred stock converts per share, plus accrued and unpaid dividends (the “Liquidation Preference”). If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the holders of the Series A Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Corporation shall be distributed ratably among the holders of the Series A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Corporation, nor the sale, lease or transfer by the Corporation of all or a part of its assets, shall be deemed a liquidation, dissolution or winding up of the Corporation, for purposes of this Section ( c ).

(d) Dividends. The Series A Preferred Stock shall not be entitled to receive any dividends. The Series A Super Majority Voting Preferred Stock shall be entitled to the coupon rate of the Series A Preferred Stock, as may be amended from time to time.

(e) Conversion Rights. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 1000:1 fully paid and nonassessable shares of the Corporation's Common Stock, provided, however, that such conversion would not violate any applicable federal, state or local law, rule, or regulation, or any judgment, writ, decree or order binding upon the Corporation or the holder, or any provision of the Corporation’s or the holder’s Amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation or the holder are parties, or by which they are bound. Said conversion rate shall be subject to equitable adjustment at the reasonable discretion of the Board of Directors of the Corporation in the event of the occurrence of capital events which make such adjustment appropriate, such as a dividend payable in shares of common stock, combinations of the common stock, a merger or consolidation, or the like.

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

One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to, i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 / ($5 per share ࿗ / $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance.

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

(f) Voting Rights. Except as otherwise expressly provided herein or as required by law, the holders of shares of Series A Preferred Stock shall be entitled to vote on any matters considered and voted upon by the Corporation's Common Stock. The holders of Series A Preferred Stock shall be entitled to 1000:1 votes per share of Series A Preferred Stock. Except as otherwise expressly provided herein or as required by law, the holders of Series A Preferred Stock and the holders of Common Stock shall vote as separate classes.

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

On June 3, 2004, the Company issued 5,000,000 Shares of Series A convertible preferred stock to a related party in exchange for forgiveness of $750,000 of debt. The preferred stock had a fair market value on the date of issuance of $20,000,000. The Company determined that this transaction as originally reported in the June 2004 10QSB was incorrect and will file an amended June 2004 10QSB reflecting the correction of this error. The Company originally ascribed a value of $750,000 to the issuance of the preferred stock pursuant to the amount of debt forgiven. Subsequently, the Company determined it was more appropriate to record the issuance at fair market value based on the underlying common stock value at the date of issuance. The Company recorded compensation expense of $19,250,000 with respect to this issuance. The Company examined the terms of the preferred stock in accordance with SFAS 133 and determined that the conversion feature was clearly and closely related to the host contract and therefore did not need to be bifurcated and valued as a liability. However under the terms of the “reset provision” which states the number of common shares that this series of convertible preferred shares convert into is initially set as of the date of this certificate. The number of shares is calculated by taking the conversion ratio and multiplying the amount of common shares available per preferred share by the number of preferred shares designated by the preferred share certificate attached to this certificate. However, this number shall be adjusted at the end of each month, or on any date upon which a demand for conversion occurs. The purpose of this provision is to maintain the original underlying value of the preferred shares on the date of the original issuance of the preferred shares. This will be accomplished using the following formula:

One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to, i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 / ($5 per share / $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance. This in fact caused a “tainting” of the conversion features within all the outstanding convertible notes and warrants, creating the need for re-evaluation of the outstanding convertible debt and warrants.. See Notes 3 and 5.

Note 5 - Warrants

During 2003, the company issued 100,000,000 warrants to outsiders for services. As a result of the issuance of the preferred stock, the company re-evaluated these warrants under SFAS 133 and determined that they were considered to be “tainted” and should be valued as derivative liabilities.

At June 3, 2004, the derivative liability associated with the warrants was determined to be $397,314.

At September 30, 2004 the company re-measured the fair value of the derivative liability associated with the warrants and estimated it to be $306,821 using Black Scholes pricing model. The assumptions used in this model included (1) 250%volatility, (2) expected term of 5 years, (3) risk free rate of return associated with the remaining term of the warrant (4) expected dividends of zero. This resulted in a gain in the amount of $90,493 for the period ended September 30, 2004.

Note 6 - Acquisitions

SMARTVoice Telecommunications, Inc.

Effective January 1, 2004, the Company through a subsidiary SMARTVoice Telecommunications, Inc, a Delaware corporation (“SMARTVoice”) agreed to acquire the intellectual property of SMARTVoice Telecommunications, Inc, a Georgia corporation (“Georgia”) formed on May 6, 2003. The net liabilities of Georgia were initially acquired by the Company for no consideration. In addition, the Company entered into an employment contract with an individual to serve as the Chief Executive Officer of SMARTVoice (see below). On October 19, 2004, the agreement was amended to adjust the purchase price to include an additional amount of $570,000 in the form notes payable and amend certain terms of the employment agreement.

The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition. SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP telephony is the technology of using the internet to transport voice conversations.

The summarized balance sheet at the acquisition date as adjusted for the notes is as follows:

Current assets	$4,754
Due to affiliates	(11,284)
Notes payable	(570,000)
Other current liabilities	(216,215)
$(792,745)

The net cost of the acquisition of $792,745 was recorded as goodwill and subsequently impaired.

Prior to the acquisition, Georgia was an affiliate of the Company, and between December 16, 2003 and May 31, 2004, the Company caused certain of its convertible debenture holders to invest approximately $405,905 of the amounts discussed below into Georgia for use as working capital for both Georgia ($250,905) and the Company ($155,000). On January 1, 2004 SMARTVoice executed employment agreements with Charles P. Shuster, as Chairman and CEO of SMARTVoice and Frederick Alger as Chief Financial Officer of SMARTVoice. The terms of the employment contracts for Fredrick Alger are for 90 day renewal periods at compensation rates yet to be determined. The employment contract between Fredrick Alger was not renewed after the initial 90 day period. The term of the employment contract with Charles Shuster is for a period of seven years an a base salary of $275,000 per annum and a signing bonus of $150,000. In addition he is entitled to options to purchase 5,000,000 shares of common stock of the Company at fair market value exercisable for 5 years. The contract also contains certain anti-dilution provisions, incentive compensation and severance pay in the amount of $900,000 in the event of default or termination for certain reasons. The contract was amended on October 19, 2004, to remove the anti-dilution provisions effective at the inception of the contract and remove the right to the 5,000,000 options.

Malibu Beach Beverage Group, LLC

Effective June 30, 2004, Malibu Beach Beverage Group, LLC, a Delaware LLC (“MBBG”) was acquired by the Company. MBBG sold all of its rights, title and interests in all intellectual property of the low carb beverages including but not limited to any and all formulas, copyrights and applications, patents and applications, trademarks and applications, licensing, contracts, proprietary information, any other claimed proprietary information, and any other tangible and intangible intellectual property of the low carb beverage business of the MBBG. During March 2004 the Company loaned MBBG $100,000 evidenced by a note payable. The net liabilities of MBBG were acquired by the Company for no consideration. The Company’s Chairman and CEO, Joseph Cellura, holds a 25% membership interest in MBBG.

The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition.

The summarized balance sheet at the acquisition date is as follows:

Current assets	$242,542
Property and equipment	6,300
Due to related parties	(1,239,056)
Current liabilities	(142,891)
$(1,133,105)

The net cost of the acquisition of $1,133,105 was recorded as goodwill and subsequently impaired.
The Company also booked impairment losses of $274,092 relating to Malibu Beach Beverage inventories and $67,387 related to obsolete Smartvoice equipment.

Note 7 - Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2004, the Company incurred a net loss of $30,281,593. In addition, the Company has working capital and stockholder deficits of $34,044,893 and $34,038,755 respectively at September 30, 2004 and has no significant revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity and debt financing for its operations and is seeking to expand its operations. In this regard it is attempting to enter into certain businesses through acquisitions (see Note 6). Failure to secure such financing or enter into a viable merger agreement with a suitable operating entity may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 8 - Chapter 11 Bankruptcy Proceeding

In May 2004, the Company’s shareholders authorized the Company to file for protection pursuant to the provisions of Chapter 11 of the Bankruptcy Code, Title 11 United States Code Sections 101, et. seq., at the discretion of the Company’s Board of Directors.

However, on June 25, 2004, before the Company affirmatively sought relief under the Bankruptcy Code, several of the Company’s creditors filed an Involuntary Chapter 11 Petition against the Company in the United States Bankruptcy Court for the Central District of California, in Los Angeles, California (the “Bankruptcy Case”). The Company published notice of the commencement of the involuntary bankruptcy case to all of its shareholders, pursuant to the filing of an SEC Form 8-K regarding the filing of the Involuntary Chapter 11 Petition with the Securities and Exchange Commission.

In filing the Involuntary Petition, the Company's creditors expressed their concern that management had been required to devote considerable time and resources to the pending litigation (including, without limitation, the Miller Action and the Company Action) and, as a result, that it had not been able to devote its efforts to the Company’s business activities, as well as noting the financial burden of continuing to defend against claims brought by the same plaintiffs, or assisted by the same individuals, in several states where the Company had conducted business, and that the interests of creditors and shareholders had been compromised as a result. They believed the involuntary proceeding would bring a halt to the pending and threatened litigation and protect their interests as creditors, as well as the interests of shareholders.

The Company ultimately consented to the entry of an order for relief, converting the case to a Voluntary Chapter 11 case on or about December 14, 2004. The Company timely filed its Chapter 11 Schedules and Statement of Financial Affairs on December 29, 2004.

The First meeting of Creditors in the Bankruptcy Case was conducted on February 8, 2005, and the Court convened the initial Chapter 11 Status Conference on March 17, 2005. At the hearing, the Court continued the Status Conference to June 16, 2005. By motion, the Company obtained an order setting April 22, 2005 as the claims bar date. At the Status Conference held on June 16, 2005, the Court received the Company’s report on its reorganization efforts and continued the Status Conference to October 13, 2005.

On July 13, 2005, the Company filed a motion for an order authorizing debtor-in-possession financing under Section 364 of the Bankruptcy Code in order to fund various administrative expenses in connection with the Chapter 11 case. The motion was unopposed, and on August 3, 2005, the Bankruptcy Court issued its order granting the motion and approving the financing as requested by the Company.

On July 25, 2005, the Official Committee of Unsecured Creditors (the “Creditors Committee”) gave notice of its application to employ a financial and reorganization consultant and for authorization of a post-petition retainer to the consultant. The Creditors Committee’s application was filed on August 2, 2005, together with the Company’s stipulation to the granting of the application. The application was not opposed, and on August 15, 2005, the Bankruptcy Court issued its order granting the application and approving the employment of the Creditors Committee’s consultant and authorizing the requested post-petition retainer.

On June 20, 2006, the Company filed an application to employ a public accounting firm, Malone & Bailey, P.C., as its independent auditor, in conjunction with the preparation and filing of its updated Securities and Exchange Commission quarterly and annual reporting requirements, and sought Bankruptcy Court authorization to pay a post-petition retainer to Malone & Bailey, P.C. The Creditors Committee supported this application, and on July 17, 2006, the Court entered its Order granting the Company’s application to employ Malone & Bailey, P.C. as the Company’s independent auditor.

On September 22, 2006, the Company filed its motion to approve a compromise pursuant to Bankruptcy Rule 9019 with respect to the litigation described in detail in Section “F,” infra. As described therein, the compromise involves the proposed settlement and dismissal, with prejudice, not only of the Molus Action (see Section “F,” infra), but also the dismissal, with prejudice, of the Teakwood Action (see Section “A,” supra,), the Miller Action (see Section “C,” supra), and the Dollinger Action (see Section “G,” infra), as well as the mutual and general release of all claims, known and unknown, asserted and unasserted, between all of the parties to the Molus Action, the Miller Action and the Dollinger Action, and the Company’s claims as set forth in the Company Action (see Section “B,” supra).

Pursuant to an order of the Bankruptcy Court, the compromise approval motion was initially scheduled for hearing on November 14, 2006. However, in evaluating the motion, the Bankruptcy Court decided that notice needed to be provided not only to creditors and other parties in interest but also to the Company’s shareholders, and recommended that the Company re-notice the motion more broadly or incorporate the motion and proposed compromise into its proposed amended disclosure statement and amended plan of reorganization. The Company intends to follow the Court’s recommendation and to incorporate the motion and proposed compromise into its reorganization proposal.

As a result of the compromise, once approved, all of the foregoing actions are expected to be dismissed, with prejudice, in the first quarter of 2007, upon approval of the Company’s motion, or upon the subsequent approval of the Company’s Plan of Reorganization by the United States Bankruptcy Court.

The Company is currently restructuring its financial program for its successful emergence from Chapter 11. In this regard, the Company filed its original proposed disclosure statement and original proposed Chapter 11 plan of reorganization (collectively, its “plan proposal”) on September 16, 2005. The Company filed its amended plan proposal on September 14, 2006. However, based upon pending business developments and the need to incorporate the settlement and compromise of its litigation with certain of its creditors, as described herein, into its amended plan proposal, the Company filed its second amended plan proposal by January 31, 2007, in accordance with an order of the Bankruptcy Court. The Court has scheduled a hearing for February 15, 2007 on the status of the Chapter 11 case and is expected to schedule further hearings to approve the plan proposal at that time.

Note 9 - Commitments and Contingencies

Lease

During August 2004, Itrex International, Inc. (“Itrex”), a subsidiary of the Company, entered into a lease for a residential property to be used as an office. The term of the lease was for six months. The Company agreed to issue an aggregate of 7,500,000 shares of common stock in consideration for the lease term. The fair market value of the shares issued was amortized over the term of the lease.

During May 2005, Itrex entered into a lease for another residential property to be utilized as an office. The lease commenced June 1, 2005 for an initial term of one year at an annual rental of $96,000. The lease provides for two renewal options, for four years and five years, respectively. The first option has been exercised.

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

In addition to these amounts, the Company has agreed to pay an annual performance/incentive bonus on the following terms:

Company Fiscal Year Revenue	Bonus

$0 to $2.0 million	5% of base salary
$2.0million to$5.0 million	15% of base salary
$5.0million to$10.0 million	30% of base salary
$10.0 million or greater	50% of base salary

The employment agreement also provides for the issuance of 5 million options to purchase shares of the Company’s common stock upon the Company’s adoption of a new stock option plan, all of which will be immediately exercisable. The employment agreement provides anti-dilution protection such that in the event the Company ever issues any additional shares at a price less than the exercise price then in effect for the options granted to him, the exercise price of his options will be proportionately reduced. In addition the Company may be required to record compensation expense on each occasion the exercise price of the options is reduced.

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

If the Company terminates the employment agreement without cause at any time during the term the Company is required to fulfill the following severance obligations:

(1) The Company must continue to reimburse the employee after the termination of his employment approximately $9,000 per month to enable him to maintain an office and residence in New York City, California, Florida, or any other geographic location in the best interest of the employee, for the balance of the term of the agreement;

(2) In the event the employee continues after the termination of his employment to hold options, warrants or other securities convertible into the Company’s common stock, the exercise prices of such securities shall be proportionately reduced if the Company issues common stock at a price lower than the exercise price then in effect for the employees options;

(3) The Company must pay the employee a lump sum equal to the sum of the present value of 100% of his base salary for the balance of the term of the employment agreement;

(4) The Company must pay the employee an additional lump sum equal to $1.25 million; and

(5) The Company must execute a UCC-1 financing statement in favor of the employee enabling him to record a lien against the Company’s assets in order to secure payment of the $1.25 million severance payment.

In addition, regardless of whether the Company has previously terminated the employee’s employment, if upon the expiration of the employment term, the Company elects not to offer an additional five-year employment contract, the Company must pay him an additional lump sum payment in the amount of $900,000.

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

The Company also entered into a consulting agreement with an officer of the Company relating to services to be performed for Malibu Beach Beverage Group. This agreement provides for an annual consulting fee of $250,000 per annum. This agreement was nullified effective January 1, 2005.

Litigation

A.    Orbittravel.com Corporation, etc., et al, Plaintiffs, v. Teakwood Ventures, L.L.C. et al.

In November 2001, Orbit sued an investor group headed by Teakwood Ventures, LLC. On October 18, 2001, Orbit had reached an overall settlement requiring the return of 184,277,000 shares of common stock which had been issued to the defendants. This lawsuit is still unresolved and is expected to be dismissed in the bankruptcy proceedings.

B.    ORBIT BRANDS CORPORATION, a Delaware corporation, vs. Douglas R. Dollinger, et al.

In February 2004, Orbit sued its former in-house counsel and others for professional negligence and other claims. This lawsuit is still unresolved and is expected to be dismissed in the bankruptcy proceedings.

C.    Dean E. Miller, Plaintiff, vs; ORBIT BRANDS CORPORATION

In February 2004, Orbit was sued by a former employee of the Company, Dean Miller, who had been terminated in 2001 This lawsuit is still unresolved and is expected to be dismissed in the bankruptcy proceedings.

D.    Mark Savoretti, Plaintiff, vs. Orbittravel.com, Inc., et al,

In January 2004, Orbit was sued for fraudulent inducement, constructive trust, breach of contract, fraudulent transfer and alter ego, arising from a failed business transaction which occurred in late 1999 and early 2000. The bankruptcy court dismissed the proceeding but allowed the claim to be considered as an unsecured claim in the bankruptcy. Unsecured creditors are expected to get no payments when the bankruptcy is resolved.

E.    In re. ORBIT BRANDS CORPORATION, Debtor

In May 2004, Orbit filed for protection pursuant to the provisions of Chapter 11 of the Bankruptcy Code, Title 11.

Orbit is currently restructuring its financial program for its successful emergence from Chapter 11. Its first plan of reorganization was filed on September 16, 2005. Orbit intends to file its second amended plan proposal in February or March 2007. The Court has scheduled a hearing for February 15, 2007 on the status of the Chapter 11 case.

F.    Carol Molus and Michael Molus, Plaintiffs, vs. Joseph Cellura, etc., et al.

In December 2004, Orbit and others were sued by certain investors for breach of contract, fraud, elder abuse, violations of the federal securities laws, and professional negligence against the Company’s attorneys. A pending settlement authorizes issuance of common shares representing up to 10% of total outstanding shares, pending a re-hearing and approval of the Court.

G.    Douglas R. Dollinger, Individually and as Escrow Agent on Behalf of Certain Intended Beneficiaries, Plaintiffs, v. Joseph R. Cellura, etc., et al, Defendants, United States District Court for the Southern District of New York, Case No. 05 CIV. 3097 (assigned to Judge Stephen C. Robinson) (the “Dollinger Action”).

In late March 2005, Orbit and others were sued by its former in-house counsel Orbit expects this lawsuit to be dismissed in the bankruptcy proceedings.

H.    Mary Jean Ribas, Plaintiff, vs. Joseph R. Cellura, et al.

In April 2006, a former employee sued Orbit’s CEO for lost wages and damages. Orbit disputes this case, which is expected to be dismissed or resolved in the bankruptcy proceedings.

Unasserted Claims and Assessments. The Company currently is unaware of any unasserted claims or assessments contemplated against the Company which are not discussed elsewhere in this Report.

Other Matters. With regard to other matters, please be advised that the Company is aware of no other threatened lawsuits or claims.

Other

During the periods covered by these financial statements the Company issued shares of common stock and convertible debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company’s financial position and results of operations.

During the past two years, the Company did not file its 2004 and 2005 tax returns, nor did it file certain SEC Forms 10-KSB and 10-QSB as they were due. The Company did file all required Forms 8-K in a timely manner.

Note 10 - Correction of an Error

As discussed in Note 4 to this document, the Company determined that the issuance of preferred stock in exchange for related party debt on June 3, 2004 was not recorded properly in the June 2004 10QSB. Accordingly, compensation of $19,250,000 relating to this issuance of preferred stock will be reflected in the restated June 2004 10QSB which the Company will immediately file. The financial statements for the nine months ended September 30, 2004 properly reflect this item.

Note 11- Subsequent Events

During December 2004, Sutra Group, LLC (“Sutra”) entered into an agreement with the Company’s subsidiary, Malibu Entertainment Group (“MEG”), to loan MEG the sum of $185,000 in order to capitalize a licensing agreement between Summit Crest Productions, Inc. (“Summit Crest”), one of MEG’s shareholders, acting on behalf of MEG, and The Havana Company (“Havana”). In consideration for the loan, the Company issued a promissory note in favor of Sutra, convertible into common stock of the Company, at an interest rate and for a number of shares to be negotiated and agreed to by the parties. The Company is currently in negotiations with Sutra to fix the remaining terms of the note. The proceeds of the Sutra loan were received and deposited into MEG’s bank account.

In May 2005, Orbit borrowed $150,000 from Avalon International Group under an unsecured convertible promissory note. Orbit is currently in negotiations with Avalon to fix the remaining terms of the note, including the conversion terms.

On May 11, 2005, BBKO,LLC entered into a license agreement with Orbit’s subsidiary, BBKO, Inc. f/k/a Malibu Mixers Company (“BBKO”), that was later rescinded. BBKO LLC paid BBKO $141,000 and BBKO, LLC got its license back. Also, Orbit owes 85 million common shares to BBKO LLC.

On June 15, 2005, Orbit borrowed $100,000 from M2B under an unsecured convertible promissory note with interest at 10% APR. The note is due 2 years following confirmation of Orbit’s Chapter 11 Plan, and may be converted into common stock at $.001 per share.

On October 3, 2005, through its BBKO subsidiary, borrowed $300,000 from Harbor View Fund, Inc. under an an unsecured convertible promissory note with interest at 4% APR.

On April 19, 2006, through its Itrex subsidiary, Orbit borrowed $46,000 from M2B, Inc. under an unsecured convertible promissory note with interest at 12% APR, and maturing on April 19, 2007. The note may be converted into common stock at $.0003 per share.

On September 27, 2006, and October 4, 2006, through its Itrex subsidiary, Orbit borrowed a total of $40,000 from Todd Silverstein under unsecured convertible promissory notes with interest at 5% APR and maturing one year from each date of issuance. The notes may be converted into common stock at $.0002 per share.

Upon confirmation of emergence from Chapter 11, Orbit will transfer a 95% interest in two of its wholly-owned subsidiaries, Malibu Entertainment Group (“MEG” and “BBKO”). In connection with this transfer, MEG and BBKO borrowed $250,000 and agreed to borrow another $50,000 from Cleveland BioLabs, Inc. (“CBLI”) in exchange for a convertible promissory note, a 20% minority common stock position in Orbit, 10% minority common stock positions in three of Orbit’s wholly-owned subsidiaries, Itrex, Malibu Beach Beverage Group (“Malibu”), and Smartvoice Telecommunication, Inc. (“SVT”), and also 95% majority common stock positions in MEG and BBKO.

On January 18, 2007, through its Itrex subsidiary, Orbit borrowed $25,000 from Michael Silverstein under an unsecured convertible promissory note with interest at 6% APR and maturing on January 18, 2008. The note may be converted into common stock at $.0002 per share.

Debt Issuances

During August 2004, the majority shareholder of the Company entered into a loan agreement whereby he arranged to personally borrow an amount up to the value of 33% of the bid price of 119,714,050 shares of the Company’s common stock (see Note 3). Any advances under the agreement bear interest at the prime rate and are due on August 19, 2007. On August 25, 2004, the majority shareholder borrowed $295,000 pursuant to the agreement and loaned these proceeds to the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company’s future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see risk factors as delineated in the Company’s Form 10-KSB filed for the period ended December 31, 2003, for additional factors to be considered by shareholders and prospective shareholders.

Overview

The Company was incorporated in Delaware on November 12, 1991 under the name Longview Golf Corporation. The Company changed its name to Brassie Golf Holdings, Ltd. on September 18, 1992, and then again, on March 29, 1993, to Brassie Golf Corporation. On June 2, 1998, the Company changed its name to Divot Golf Corporation. Subsequently, in March 2000, the Company changed its name to ORBITTRAVEL.COM CORPORATION. In 2003, the Company’s stockholders approved a new name change to ORBIT BRANDS CORPORATION, and the Company officially changed its name to “ORBIT BRANDS CORPORATION” on March 18, 2004.

Since June 2004, Orbit has operated under Chapter 11 of the United States Bankruptcy Code, in a case pending in the United States Bankruptcy Court for the Central District of California, as the parent company of the various wholly-owned subsidiaries which are described below.

The Company is currently restructuring its financial program for its successful emergence from Chapter 11. In this regard, the Company filed its original proposed disclosure statement and original proposed Chapter 11 plan of reorganization (collectively, its “plan proposal”) on September 16, 2005. The Company filed its amended plan proposal on September 14, 2006. However, based upon pending business developments and the need to incorporate the settlement and compromise of its litigation with certain of its creditors, as described herein, into its amended plan proposal, the Company intends to file its second amended plan proposal by January 31, 2007, in accordance with an order of the Bankruptcy Court. The Court has scheduled a hearing for February 15, 2007 on the status of the Chapter 11 case and is expected to schedule further hearings to approve the plan proposal at that time.

The Company’s executive offices are located at 13701 Riverside Drive, Suite 701, Sherman Oaks, California 91423. Its telephone number is 818-501-2238. The Company also maintains common services in affiliates’ offices located in Roswell, Georgia and New York City, New York.

The Company has four (4) wholly-owned subsidiaries which are Delaware corporations: SMARTVoice Telecommunications, Inc., (“Smart Voice”), Itrex International Corporation (“Itrex”), Malibu Beach Beverage Group (“Malibu”) and Malibu Entertainment Group, Inc.(“MEG”). The Company has one (1) wholly-owned subsidiary which is a Nevada corporation: Malibu Mixers Company/BBKO (“BBKO”).

Itrex’s intended business plan is to facilitate the development and funding of early stage, high growth companies in the technology, health and fitness, and consumer goods industries. SmartVoice’s intended business plan is to develop and market certain proprietary telecommunications technology. Malibu’s intended business plan is the production, marketing and distribution of healthy fruit juice and green tea blends as an alternative to carbonated soft drinks. MEG’s intended business plan is the development and production of various television, film and media projects. The BBKO subsidiary will be renamed Floating Bed International (“FB”). FB is a specialty bed manufacturer which designs and manufactures beds that are uniquely advantageous for the human mind and body by focusing on improving blood circulation.

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout North America. The Company intends to raise additional capital in the form of equity and/or debt to fund the acquisition and growth of its subsidiaries and recent acquisitions, as described above, which could significantly change the capital structure and cause a change of control in the Company.

Since January 2001, through the date of this filing, the Company has been essentially non-operative and dormant. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of Itrex and SMARTVoice, and to pay certain of the Company’s professionals, employees and other individuals and entities in connection with its efforts to restructure the Company.

Results of Operations

Comparison of Nine Months Ended September 30, 2004 to 2003

Revenues. The Company generated $ 12,222 and no revenues for the nine month periods ending 2004 and 2003 respectively.

Operating Expenses. Operating expenses increased by $ 26,305,074 to $ 26,971,747 in 2004 from $666,073 in 2003. This increase resulted from addition overhead expenses related to company management, litigation, and the operations of the SMARTVoice and Malibu subsidiaries. The Company incurred $2,277,981 in impairments attributable to the Smartvoice and Malibu Beach Beverage Group acquisitions(see Note 6). The Company recorded compensation expense of $19,250,000 related to the issuance of preferred stock( see Note 4).

Other Expenses. Other expenses increased from $ 1,273,604 to $ 3,322,068 for the comparable nine month reporting period. Interest expense was $ 1,469,212 and $1,273,604 respectively The Company recognized a $1,024,000 net loss in converting debt to common stock during the period. The Company recognized a loss of $828,856 attributable to certain derivative liabilities as discussed in Notes 3 and 5 included herein.

Net Loss. Net loss increased by $28,341,916 to $30,281,593 in 2004 from $1,939,677 in 2003.

Comparison of Three Months Ended September 30, 2004 to 2003

Revenues. The Company generated revenues of $10,000 and $0 for the three month periods ending 2004 and 2003 respectively.

Operating Expenses. Operating expenses increased by $ 2,217,443 to $ 2,471,538 in 2004 from $254,095 in 2003. This increase resulted from addition overhead expenses related to company management, litigation, and the operations of the SMARTVoice and Malibu subsidiaries. The Company recorded $352,131 in impairment losses during the period.

Other Expenses. Other expenses in 2004 and 2003 consisted of interest expense of $ 513,280 and $428,991, respectively. The Company recognized a loss of $828,856 attributable to certain derivative liabilities as discussed in Notes 3 and 5 included herein. This derivative loss was attributable to the issuance of preferred stock in June, 2004. Accordingly, this loss should have been recognized in the second quarter of 2004.

Net Loss. Net loss increased by $3,120,588 to $3,803,674 in 2004 from $683,086 in 2003.

Liquidity and Capital Resources

Capitalization. Our charter authorizes the issuance of 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 13, 2006, we had 3,094,350,600 shares of our common stock and 5,000,000 shares of preferred stock issued and outstanding.

Current and Future Liquidity Needs. We have not generated net cash from operations for any period since 1996. We have primarily financed our operations since 1996 through private sales of equity and debt securities. As of May 18, 2006, we have no principal source of cash or liquidity other than from borrowings and there can be no assurance that the Company will continue to be able to borrow funds to meet its operating needs in the future.

Item 3. Controls and Procedures

As of the date of this filing, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures require improvement for the gathering, analyzing and disclosing of information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our auditors have expressed concerns over our ability to locate proper supporting documentation for certain transactions and our reliance on non-employees for our financial reporting functions. Management plans to make improvements in its financial reporting processes, including the retention of dedicated accountants upon the receipt of additional financing. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For a description of certain legal matters, refer to Note 9 , “Commitments and Contingencies” in Part I, Item 1.

Item 2. Unregistered Sale of equity securities and use of proceeds

Please refer to Form 10-KSB for fiscal year 2003 filed 6/21/04, which is hereby incorporated, by reference and the above notes to the financial statements.
.
Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference.

Item 5.  Other Information.

Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference.

Item 6. Exhibits

(a)	Exhibits.

Please refer to Form 10-KSB for Fiscal Year 2003 filed 6/21/04 which is hereby incorporated by reference.

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

(b)	Reports on Form 8-K:

(1)  A report on Form 8-K dated June 30, 2004 disclosing Company’s creditors filing an Involuntary Chapter 11 Petition against the Company with the objective of reorganizing the Company in the United States Bankruptcy Court.

(2) A report on Form 8-K dated December 30, 2005 disclosing a change in the Company’s Independent Certified Public Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT BRANDS CORPORATION
Registrant

Date: 2/12/07	/s/ Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and Chief Accounting Officer