Form 10KSB
period 2004-12-31
Orbit Brands CORP
filed 2007-02-14
CIK 916184

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File No. 0-24812

ORBIT BRANDS CORPORATION
(Name of small business issuer as specified in its charter)

Delaware	56-1781650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13701 Riverside Drive, Suite 701, Sherman Oaks, CA 91423
(Address of principal executive offices)

818-501-2238
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the most recent fiscal year were $3,398. As of June 6, 2006, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $266,983 based upon the average bid and asked price of such common stock as of such date. As of June 13, 2006, there were 3,094,350,600 shares of common stock outstanding and 5,000,000 shares of preferred stock outstanding.

Documents Incorporated by Reference

None.

Transitional small business disclosure format Yes ☐ No ☒

ORBIT BRANDS COROPORATION
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2004

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

The Company was assessed by the State of Delaware in the amount of approximately $344,000 for corporate franchise taxes and related charges for the years 2000, 2001 and 2002, which assessments were not paid at the time they were issued. During this same period, the Company’s business operations were dormant. As a result of the Company’s failure to file its annual reports for the years 2000, 2001 and 2002 and its non-payment of franchise taxes, the Company temporarily was not in good standing in the State of Delaware. However, based upon the Company’s filing of its State of Delaware franchise tax returns on March 16, 2004, the franchise tax assessments were recalculated and adjusted downward to the aggregate sum of approximately $944 based on the Company’s report of annual revenues for the years 2000, 2001 and 2002. Accordingly, on March 16, 2004, the Company also remitted the reduced tax assessments to the State of Delaware, which resulted in the immediate issuance of a Certificate of Renewal and Revival of the Company’s Certificate of Incorporation from the Delaware Secretary of State, effective as of February 28, 2002, and the restoration of the Company’s good standing in Delaware as of said date. The last Delaware franchise tax return filed by the Company was for the 2003 tax year.

During the past two years, because the Company did not file its annual reports with the SEC when due, the Company also did not file its 2004 and 2005 tax returns . The Company did file all required Forms 8-K in a timely manner.

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

Once the Chapter 11 plan of reorganization is confirmed, the Company will emerge from Chapter 11 and continue to implement its immediate and long-range business plan.

The Company’s executive offices are located at 13701 Riverside Drive, Suite 701, Sherman Oaks, California, 91423. Its telephone number is (818) 501-2238.

(b) Corporate Structure, Background and Business Activities of the Company.

Corporate Structure

The Company has four (4) wholly-owned subsidiaries which are Delaware corporations: SMARTVoice Telecommunications, Inc., (“Smart Voice”), Itrex International Corporation (“Itrex”), Malibu Beach Beverage Group (“Malibu”) and Malibu Entertainment Group, Inc.(“MEG”). The Company has one (1) wholly-owned subsidiary which is a Nevada corporation: Malibu Mixers Company/BBKO (“BBKO”).

Itrex’s intended business plan is to facilitate development and funding of early stage , high growth companies in the technology, health and fitness, and consumer goods industries. SmartVoice’s intended business plan is to develop and market certain proprietary telecommunications technology. Malibu’s intended business plan is the production, marketing and distribution of healthy fruit and green tea blends as an alternative to carbonated soft drinks. MEG’s intended business plan is the development and production of various television, film and media projects. The BBKO subsidiary will be renamed Floating Bed International (“FB”). FB is a specialty bed manufacturer who designs and manufactures beds , which are uniquely advantageous for the human mind and body by focusing on improving blood circulation.

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

Since January 2001, through the date of this filing, the Company has been essentially non-operative. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of its subsidiaries and to pay certain of the Company’s professionals, employees and other individuals and entities in connection with attempting to restructure the Company.

Background

ITREX INTERNATIONAL CORPORATION, A DELAWARE CORPORATION

Since the formation of Itrex International Corporation (“Itrex”) in 2002, the Company has utilized convertible promissory notes to finance all of the development stage activities of the other Orbit subsidiaries, and from time to time Itrex has up-streamed funds to the Company in order to facilitate the Company’s own business operations. The primary asset of Itrex is its intellectual property, including the “Media Exchange,” which is described below.

The Media Exchange plans to enter the multi-billion dollar global music, media and entertainment industry with a revolutionary technology (the “MX”) that could redefine the financing tools of the industry. The MX is an integrated multi-function exchange platform for the offering and trading of a novel formulation of securities, backed by the current and future revenue streams of the issuers (including artists, record labels, and entertainers). The MX can serve the interests of all segments of the music entertainment industry, including artists, labels, studios, producers, fans, and investors, by diversifying the risks and rewards of financing industry growth, and insuring a transparent public market.

The MX provides a financing vehicle which will raise growth capital for artists and other segments of the music, media and entertainment industry through the issuance of asset-based securities. These securities will be backed by rights to a percentage of the underlying intellectual property (e.g., music) and associated revenues generated through(a) publishing and licensing of music, (b) royalties, (c) merchandising, (d) album sales, and (e) bookings and promotional appearances.

The MX is a seamless financial product. Its methodology can be readily expanded into other facets of the entertainment industry, such as television, film, publishing, and other media, and as it gains broad acceptance in the public markets, we anticipate extending its scope to other segments of related industries, and beyond.

For the major entertainment industry participants, particularly the larger record labels, the MX offers the ability to hedge risk and diversify exposure, while retaining revenues from the sale of record albums (cd’s, ipod and other current media). At the same time, the record labels can securitize their existing royalty streams in order to raise new capital, by shifting a portion of their royalty streams into the public market. This will allow the record labels to reduce their risk without a corresponding reduction in profits, and will provide new operating capital while generating broad exposure for their stable of new and existing artists.

In many if not all aspects of the entertainment industry, artists at all stages of their careers can be viewed as growth businesses. Achieving commercial success requires being properly capitalized to produce albums, conduct marketing campaigns, and underwrite touring expenses, among other requirements. Artists have intellectual property with intrinsic value, multiple revenue streams, and a potentially high growth curve when they are properly funded and even moderately successful. Using the MX platform, the issuers can market themselves to intrinsic and other potential investors. Between the ubiquitous “garage band” and the major recording star, there is a wide range of artists who have loyal followings, generate revenues, and are “on track” to becoming even more successful.

The MX will offer intrinsic investors the unique opportunity of investing in their favorite artists, satisfying the desire not only to share in, but to benefit from, their artistic and commercial success.

SMARTVoice Telecommunications, Inc.

SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP Telephony is the technology of using the Internet to transport voice conversations.

SMARTVoice intends to be an IP Telephony service provider with two product lines: (1) internet protocol telephone devices and communication services, and (2) hosted services which implement the functionality of a private branch exchange, or PBX, over data networks. Its first product line will include analog telephone adaptors and communication software and services that work over broadband networks. SMARTVoice expects to sell internet protocol telephony software and services that will enable its customers to provision and use voice communication services with IP telephones and other end-point devices. SMARTVoice has established its website at “www.smartvoice-ip.com”. Effective January 1, 2004, the Company through a subsidiary SMARTVoice Telecommunications, Inc, a Delaware corporation (“SMARTVoice”) agreed to acquire the intellectual property of SMARTVoice Telecommunications, Inc, a Georgia corporation (“Georgia”) formed on May 6, 2003. The net liabilities of Georgia were initially acquired by the Company for no consideration. In addition, the Company entered into an employment contract with an individual to serve as the Chief Executive Officer of SMARTVoice (see below). On October 19, 2004, the agreement was amended to adjust the purchase price to include an additional amount of $570,000 in the form notes payable and amend certain terms of the employment agreement.

The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition. SMARTVoice will seek to develop and market telecommunication technology for IP telephony and applications. IP telephony is the technology of using the internet to transport voice conversations.

The summarized balance sheet at the acquisition date as adjusted for the notes is as follows:

Current assets	$4,754
Due to affiliates	11,284)
Notes payable	(570,000)
Other current liabilities	(216,215)
$(792,745)

The net cost of the acquisition of $792,745 was recorded as goodwill and subsequently impaired.

Prior to this, Georgia was an affiliate of the Company, and between December 16, 2003 and May 31, 2004, the Company caused certain of its convertible debenture holders to invest approximately $405,905 of the amounts discussed below into Georgia for use as working capital for both Georgia ($250,905) and the Company ($155,000). On January 1, 2004 SMARTVoice executed employment agreements with Charles P. Shuster, as Chairman and CEO of SMARTVoice and Frederick Alger as Chief Financial Officer of SMARTVoice. The terms of the employment contracts for Fredrick Alger are for 90 day renewal periods at compensation rates yet to be determined. The employment contract between Fredrick Alger was not renewed after the initial 90 day period. The term of the employment contract with Charles Shuster is for a period of seven years at a base salary of $275,000 per annum and a signing bonus of $150,000. In addition he is entitled to options to purchase 5,000,000 shares of common stock of the Company at fair market value exercisable for 5 years. The contract also contains certain anti-dilution provisions, incentive compensation and severance pay in the amount of $900,000 in the event of default or termination for certain reasons. The contract was amended on October 19, 2004, to remove the anti-dilution provisions effective at the inception of the contract and remove the right to the 5,000,000 options. The compensation has been deferred for all executive employment agreements of SMARTVoice. The Company has formed a compensation committee to review the terms of the Executive Employment Agreements.

Malibu Beach Beverage Group, LLC

On November 26, 2003, Malibu Beach Beverage Group, LLC (“Malibu” and/or “MBBG”) purchased certain intellectual property rights from Amy L. Goldman, the duly appointed, qualified and acting Chapter 7 Trustee of the bankruptcy estate of MBB, Inc. in that certain Chapter 7 bankruptcy case pending in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division, In re: Malibu Beach Beverage Co., Inc., Debtor, Case No.: SV 01- 17743-AG, including the right to use the trade name of “Malibu Beach Beverage Company,” among other assets (the “Rights”), for a purchase price of $20,000. MBB Group is a Delaware limited liability company in which Joseph R.
Cellura, the Company’s Chairman, Chief Executive Officer and majority shareholder, owns a 25% interest.

Effective June 30, 2004, Malibu Beach Beverage Group, LLC, a Delaware LLC (“Malibu”) was acquired by the Company. MBBG sold all of its rights, title and interests in all intellectual property of the low carb beverages including but not limited to any and all formulas, copyrights and applications, patents and applications, trademarks and applications, licensing, contracts, proprietary information, any other claimed proprietary information, and any other tangible and intangible intellectual property of the low carb beverage business of the MBBG. The net liabilities of MBBG were acquired by the Company for no consideration. The Company’s Chairman and CEO, Joseph Cellura, holds a 25% membership interest in MBBG.

The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition.

The summarized balance sheet at the acquisition date is as follows:

Current assets	$242,542
Property and equipment	6,300
Due to related parties	(1,239,056)
Current liabilities	(142,891)
$(1,133,105)

The net cost of the acquisition of $1,133,105 was recorded as goodwill and subsequently impaired.

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1:

	2004	2003
Net sales	$12,222	$-
Net (loss)	$(8,645,286)	$(1,256,839)
Net (loss) per share
Basic and diluted	$(0.00)	(0.00)

Malibu Entertainment Group, Inc., a Delaware corporation

In May 2004, Malibu Entertainment Group (“MEG”) was formed as a media and entertainment company for the purpose of developing and financing television, film and media projects for distribution and exploitation worldwide. MEG seeks to finance or co-finance various media projects, at such time as it secures the appropriate financing and/or distribution advances.

Over the past two years, MEG has entered into non-exclusive consulting agreements with several experienced film and television executives in order to create media opportunities for the company. These executives include Jim Townsend, Dean Hamilton, Bert Bedrosian and Frederico LaPenda.

Floating Bed International, Inc., f/k/a BBKO Corporation, f/k/a Malibu Mixers Company, a Nevada corporation

Floating Bed International, Inc. (“FB Int’l.”) develops, markets and sells high quality rest and relaxation devices in the form of beds and hammocks. Its patent-pending technology utilizes gentle motion to provide many health benefits to end users. The benefits of this type of motion have been established in independent scientific studies over a number of years. The company currently has one core product which can be customized and accessorized at the end of its manufacturing process. This feature allows purchasers to use the product in many ways in different settings, in order to serve a number of diverse purposes. The company’s products are sold to individuals and also to commercial users, such as hotels and health spas.

The Hammock Industry Overview

The hammock is an established piece of furniture with which most people are familiar. However, no significant improvements have been made to the hammock in recorded history. Thus, the company’s product represents a giant step forward for this unique item.

A major trend has emerged as people are turning to outdoor areas (yards, decks, rooftops -- basically, whatever is available) to expand their practical living space. Outdoor furniture sales are booming. Traditional indoor products are being adapted and new products are being developed for outdoor use. Thirty years ago, the general public could not have been sold on the idea of a bathtub in the yard. However, in today’s vernacular, anyone with the space and the money has to have a hot tub. Attitudes change, and people are thinking of their yards and open spaces in new ways. Given the increasing cost of housing construction and the scarcity of indoor space, this trend will likely continue into the foreseeable future.

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

During the current year, the Company’s affiliate, Itrex International Corporation, raised an aggregate of approximately $1.2 million in the form of convertible notes. The terms of the notes are that they pay 12 percent interest per annum for the period outstanding and are convertible into the Companies common stock at a rate between $.0005 and $.015 per share. A portion of these funds were utilized for the payment of certain professionals required to assist in the preparation of the Company’s corporate legal work and securities filings. (See discussion, supra.) In addition, Itrex restructured Company debt and paid for business expenses attributable to 2002 and 2003 operations and for the business acquisition activities associated with Malibu Beach Beverage Company, Inc., and SMARTVoice Telecommunications, Inc.

The Company intends currently to focus its efforts and business strategy on seeking financing for its core business, internet-based technologies, as well as product development and the distribution of related consumer products throughout North America in 2005 and 2006. The Company intends to raise additional capital in the form of equity and/or debt to fund the acquisition and growth of its various subsidiaries, which could significantly change the capital structure and cause a change of control in the Company.

Since January 2001, through the date of this Form 10-KSB, the Company has been essentially non-operative. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of its subsidiaries, and to pay certain of the Company’s professionals, employees and other individuals and entities in connection with attempting to restructure the Company, which includes, but is not limited to, the preparation of this Form 10-KSB.

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

At that time, the Company focused its core business activities on certain opportunities in the World Golf Village resort, a destination golf resort located near Jacksonville, Florida. The Company became actively involved in the development of various amenities, including Sam Snead's Tavern and World Golf Spa & Bungalows, managed by Canyon Ranch Management, LLC. The Company also acquired parcels of land in the World Golf Village in December 1996 and January 1998. In addition, the Company paid $250,000 to the World Golf Village Foundation (which included the United States Golf Association, the PGA TOUR, and other leading golf organizations) for various consumer product license agreements at the World Golf Village, in order to establish a unique platform for sales of consumer products called “Interactive Information Technology and Entertainment” (“IIT&E”), by means of a virtual golf pro shop, “divot.com,” a product and service-based portal with direct access to the Intranet at World Golf Village and the worldwide Internet. The license agreements covered various Miller Golf products and related travel products for a term of 20 years.

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

In order to implement its new strategic focus, the Company became one of the initial founding sponsors of the “FIRST TEE Program”. In addition, the Company acquired or assumed certain golf-related products, companies, license agreements, and joint content revenue share distribution agreements in April 1998, including Divot Corporation, Divot Development Corporation, and Divot Golf Corporation, a designer and supplier of golf accessories. The Company’s acquisition of Divot Golf Corporation provided it with patents on several unique products. In addition, the Company acquired the assets of Divot Spa WGV, Inc., two parcels of land located at the World Golf Village, under a management agreement with Canyon Ranch Management, LLC.

(See related exhibits, infra, for description of consideration.)

On April 8, 1998, the Company also acquired Miller Golf, Inc., a 49-year old supplier of golf accessory products, for $4 million in cash and $300,000 in common stock of the Company. Miller Golf’s product line included a wide range of logo golf products, tournament prizes, and awards to private and public golf courses and golf course management companies. At the time of its acquisition in April 1998, Miller Golf had produced in 1997 revenues of $9.5 million, with $900,000 in earnings before interest, taxes, depreciation and amortization (“EBITDA”).

However, with the loss of the Company’s World Golf Village acquisitions, including the real estate it had acquired, the Company scaled back its efforts in the areas of golf-related products and services, and concentrated its efforts and new strategic focus on its internet properties.

In approximately January 1998, the Company concluded that the Internet technology strategies developed under its IIT&E platform could increase its growth, while utilizing the licenses at the World Golf Village for which the Company had paid $250,000. IIT&E featured golf and spa destination travel packages and consumer products ranging from logo premiums to travel packages for golf, spa, fishing and residence club shares, offered via the worldwide Internet, the Intranet at the World Golf Village, and the Company’s web-based portal, www.divot.com, its virtual golf pro shop.

In February 1999, facing a challenge ostensibly led by a recalcitrant shareholder who sought to oust the Company’s existing management team, in response to representations that the Company’s proposed new management team, headed by Jeremiah F. Daly, had obtained certain financing commitments necessary for the Company to maintain its asset base and to cure a technical default of its wholly-owned subsidiary, Miller Golf (which Mr. Daly served as President), to its senior secured lender, Citizens Bank of Massachusetts, and in order to avoid using the Company’s resources in litigation, Mr. Cellura elected to resign as the Chairman and CEO of the Company. However, between February 1999 and June 1999, new management was unable to deliver the reported new funding commitments, and the Company proceeded to lose all of its assets and properties at the World Golf Village, including the real estate it had acquired. In addition, Miller Golf was sold to certain insiders of the Company, including its previous owner, in a private transaction for $1.2 million, although the Company had paid $4.3 million ($4 million in cash and $300,000 in stock) to acquire Miller Golf in April 1998, little more than a year prior to the forced sale of Miller Golf by the Company.

In June 1999, Mr. Cellura was re-appointed as Chairman and CEO of the Company. Upon the resumption of his prior positions, $10 million in new funding commitments were quickly established in order to take the Company forward, which permitted the implementation of the Company’s new IIT&E Internet marketing strategies.

In late 1999, after the demise of the Company’s golf-related products and services operations, the Company repositioned itself as a value-added service provider, specializing in business-to-business e-commerce applications, distribution services, and on-line marketing solutions to the travel industry worldwide. Through its wholly-owned subsidiary, OrbitTravel.com, Inc., the Company refocused its efforts on the creation of an independent travel, entertainment, and financial distribution and e-commerce business that specialized in assisting travel suppliers and tourism destinations in promoting, distributing and selling their products electronically to travel purchasers worldwide, by means of the Internet, airline global distribution systems, America Online, British Airways, and One World, an affiliation of the largest airlines, private “intranets” and other electronic distribution networks.

(d) Employees.

As of December 31st, 2004, the Company has one full-time employee, Joseph R. Cellura, who serves in the capacities of Chairman of the Board of Directors and Chief Executive Officer. In addition, Douglas R. Dollinger has served the Company as Chief Legal Officer at various times since February 1999 through October, 2003. The Company currently utilizes several professionals engaged to address legal, accounting, audit and tax matters.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal business office is located at 13701 Riverside Drive, Suite 701, Sherman Oaks, California, 91423. The Company’s telephone number is (818) 501-2238.

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

Future minimum lease payments are as follows:
2005:	$56,000
2006:	$96,000
2007:	$96,000
2008:	$96,000
2009:	$96,000
2010:	$40,000

Rent expense for the years ended December 31, 2004 and 2003 including the above lease was $48,000 and $48,000.

ITEM 3. LEGAL PROCEEDINGS.

I.	Previously non-disclosed, Pending or Threatened Litigation. In regard to pending or threatened litigation, the Company submits the following:

A.
Orbittravel.com Corporation, etc., et al, Plaintiffs, v. Teakwood Ventures, L.L.C., etc., et al, Defendants, United States District Court for the Southern District of New York, Case No. 01-CV-10077-SWK (the “Teakwood Action”).

In November 2001, the Company, along with two other plaintiffs, filed suit against an investor group headed by Teakwood Ventures, LLC, in the United States District Court for the Southern District of New York (the “Teakwood Action”). In the Teakwood Action, the Company sought to recover in excess of $10 million in damages and other relief against Defendant Teakwood Ventures, LLC and related individuals and entities. The Company asserted claims of fraud, misrepresentation, breach of contract and violation of RICO statutes, among other claims. Prior to the commencement of the Teakwood Action, on or about October 18, 2001, the Company had reached an overall settlement with the Defendants (the “Teakwood Settlement”), pursuant to the terms of which approximately 184,277,000 shares of common stock which had been issued by the Company to the defendants were returned to the Company for its benefit. The Teakwood Action presently remains open on the District Court docket, pending the consummation of the settlement.

Based upon the settlement of the Molus Action (defined and described in Section “F,” infra), it is anticipated that the Teakwood Action will be dismissed, with prejudice, in the late first quarter or early second quarter of 2007, upon approval of the Company’s motion to approve the settlement, or upon approval of the Company’s Plan of Reorganization by the United States Bankruptcy Court.

B.	ORBIT BRANDS CORPORATION, a Delaware corporation, vs. Douglas R. Dollinger, Joanne Bertolini, and Dean E. Miller, etc., et al. (the “Company Action”).

In February 2004, the Company commenced suit against the above-named individuals in the Superior Court of the State of California for the County of Los Angeles (the “Superior Court”), seeking damages for breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts, and an accounting (the “Company Action”). The Company anticipated amending the suit to add additional parties and additional claims.

By motion filed in January 2005, the defendants sought the dismissal of the Superior Court action on jurisdictional grounds. Since the Company had voluntarily converted its creditors’ involuntary Chapter 11 bankruptcy case, filed in June 2004, to a voluntary Chapter 11 case in December 2004 (see below), the Company elected to dismiss the Superior Court action, without prejudice, preserving its rights to proceed against the defendants in the bankruptcy case and related proceedings.

The total amount of damages claimed by the Company in the Superior Court Company Action exceeded $1 million. Based upon the settlement of the Molus Action (defined and described in Section “F,” infra), the Company’s claims (and the claims asserted by the defendants in the above litigation against the Company and its officers and agents) will be mutually and generally released, effective in the late first quarter or early second quarter of 2007, upon approval of the Company’s motion to approve the settlement, or upon approval of the Company’s Plan of Reorganization by the United States Bankruptcy Court.

C.
Dean E. Miller, Plaintiff, vs. Orbittravel.Com Corporation and Joseph R. Cellura, Defendants; ORBIT BRANDS CORPORATION and Joseph R. Cellura, Counterclaimants, vs. Dean E. Miller, Counter-Defendant, Delaware Court of Chancery Case No. CA 253-N (the “Miller Action”).

In February 2004, the Company and Mr. Cellura were named as defendants in this suit, filed in Delaware Chancery Court by a former employee of the Company, Dean Miller, who had been terminated in or about 2001. Mr. Miller is acting as his own counsel. Mr. Miller also is a minority shareholder in the Company. The suit is based upon an alleged failure to hold annual stockholders meetings and alleges claims for breach of fiduciary duties, misappropriation and embezzlement of funds and securities.

The Company and Mr. Cellura answered the lawsuit in April 2004, categorically denying Mr. Miller’s contentions, and filed a counterclaim for declaratory relief.

In late April 2004, Mr. Miller filed motions to amend his Complaint and for summary judgment, along with his answer to the counterclaim. At a status conference in May 2004, the Chancery Court determined that Mr. Miller had not actually filed his proposed amended complaint, and determined to treat his motion solely as a motion to amend and that any motion for summary judgment was premature. The Court scheduled a hearing on the motion to amend for June 2004.

In late May 2004, the Company was informed that Mr. Miller purportedly had called for a special meeting of the Company or of its “Shareholders Oversight Committee” to be held on May 27, 2004, at which time Mr. Miller intended to take various corporation actions. In response, the Company and Mr. Cellura immediately notified Mr. Miller, in writing, that the proposed meeting was in contravention of the Company’s Certificate of Incorporation and By-Laws and Delaware Corporation Law, and that the proposed meeting and any purported corporate action to be taken at the meeting were, and would be deemed to be, null, void and without effect.

Thereafter, at the June 2004 hearing on Mr. Miller’s motion to amend his Complaint, Mr. Miller did not appear, and the Chancery Court denied the motion.

Following the filing of a creditors’ Involuntary Chapter 11 Petition against the Company in the United States Bankruptcy Court for the Central District of California on June 25, 2004 (see Section “E,” infra), Defendants filed notice of the filing of the Involuntary Petition, which automatically stayed the litigation under Title 11 U.S.C. § 362(a), and as a result, there has been no subsequent activity in the Miller Action since that date.

In or about December 2004, Mr. Miller filed the first of three separate proofs of claim against the Company with the Bankruptcy Court, thereby preserving his right to assert his claims as against the Company and submitting to the jurisdiction of the Bankruptcy Court with respect to his claims. The Company maintained the right to object to Mr. Miller’s claims and to have its objections determined by the Bankruptcy Court through the claims objection procedure under the Bankruptcy Code and the Bankruptcy Rules.

Based upon the settlement of the Molus Action (defined and described in Section “F,” infra, the Miller Action will be dismissed, with prejudice, in the late first quarter or early second quarter of 2007. In addition, the claims asserted by Miller against the Company (and the claims asserted by the Company against Miller in its counterclaim) will be mutually and generally released, effective in the late first quarter or early second quarter of 2007, upon approval of the Company’s motion to approve the settlement, or upon approval of the Company’s Plan of Reorganization by the United States Bankruptcy Court.

D.
Mark Savoretti, Plaintiff, vs. Spartan Capital Management, Inc., a Delaware corporation, a/k/a Spartan Capital, LLC, a Delaware limited liability company; Divot Golf Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a Delaware corporation; and Joseph R. Cellura, Defendants, Circuit Court of the Sixth Judicial District in and for Pinellas County, Florida, Circuit Civil Uniform Case No. 522004 CA 000646 XX CICI, Ref. Case No. 04-646-CI-11

- and -
In re. ORBIT BRANDS CORPORATION, Alleged Debtor; Mark SavorettiPlaintiff, vs. Spartan Capital Management, Inc., a Delaware corporation, a/k/a  Spartan Capital, LLC, a Delaware limited liability company; Divot Golf    Corporation, a Delaware corporation, n/k/a Orbittravel.com, Inc., a Delaware   corporation; and Joseph R. Cellura, Defendants, United States Bankruptcy Court for the Middle District of Florida, Chapter 11 (Involuntary) Case No. MP 04-00006-MGW (together, the “Savoretti Action”).

In January 2004, the Company, an affiliate of the Company, and Mr. Cellura, as well as a third party, were named as defendants in this action filed in Florida Circuit Court for damages in excess of $100,000 based on claims for fraudulent inducement, constructive trust, breach of contract, fraudulent transfer and alter ego, arising from a failed business transaction which occurred in late 1999 and early 2000 (the “Savoretti Action”).

In September 2004, Mr. Cellura removed the lawsuit to the United States Bankruptcy Court for the Middle District of Florida, based on the pendency of the Company’s Involuntary Chapter 11 proceedings in the Central District of California, and thereafter Mr. Cellura filed and served his answer to the Complaint in September 2004.

In January 2005, Mr. Cellura filed a motion to transfer the Savoretti Action to the Central District of California. Plaintiff consented to the motion to transfer by stipulation, and the lawsuit was thereafter transferred to the Central District of California in or about March 2005, where it was placed on the docket of the United States Bankruptcy Court as an adversary proceeding in the Company’s Chapter 11 case.

In November 2005, the Bankruptcy Court dismissed the adversary proceeding for lack of prosecution by Plaintiff. However, inasmuch as Plaintiff also had filed a proof of claim with the Bankruptcy Court in or about March 2005, Plaintiff preserved his right to assert his claims as against the Company and submitted to the jurisdiction of the Bankruptcy Court with respect to his claims.

In October 2006, Plaintiff informed the Company that he estimated his claim for damages at in excess of $20 million. Both the Company and Mr. Cellura vigorously deny any liability to Plaintiff and further deny that Plaintiff has suffered damages in any sum or at all.

Nonetheless, in November 2006, Plaintiff filed a motion for reconsideration of the Bankruptcy’s Court’s order dismissing the adversary proceeding, which was heard by the Bankruptcy Court on January 11, 2007. Both the Company and Cellura opposed the motion. At the hearing, the Bankruptcy Court denied the motion, but stated that its decision was without prejudice to Plaintiff’s claim as an unsecured creditor in the Company’s Chapter 11 proceeding.

The Company previously had noted that it disputed Plaintiff’s claim and that it intended to object to Plaintiff’s proof of claim which was filed with the Bankruptcy Court. The Company expects to have its objections determined by the Bankruptcy Court through the claims objection procedure provided under the Bankruptcy Code and the Bankruptcy Rules.

The Company intends to resist Plaintiff’s claims vigorously in the Chapter 11 case, as the Company continues to deny any and all liability to Plaintiff. However, it is not possible to predict the outcome of Plaintiff’s claims for damages or the amounts, if any, for which the Company could be determined to be liable.

E.	In re. ORBIT BRANDS CORPORATION, Debtor, United States Bankruptcy Court for the Central District of California, Los Angeles Division, Chapter 11 Case No. LA 04-24171-ES (RN) (the “Bankruptcy Case”).

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

As a result of the compromise, once approved, all of the foregoing actions are expected to be dismissed, with prejudice, late in the first quarter or early in the second quarter of 2007, upon approval of the Company’s motion, or upon the subsequent approval of the Company’s Plan of Reorganization by the United States Bankruptcy Court.

The Company is currently restructuring its financial program for its successful emergence from Chapter 11. In this regard, the Company filed its original proposed disclosure statement and original proposed Chapter 11 plan of reorganization (collectively, its “plan proposal”) on September 16, 2005. The Company filed its amended plan proposal on September 14, 2006. However, based upon pending business developments and the need to incorporate the settlement and compromise of its litigation with certain of its creditors, as described herein, into its amended plan proposal, the Company intends to file its second amended plan proposal in February or March 2007. The Court has scheduled a hearing for February 15, 2007 on the status of the Chapter 11 case and is expected to schedule further hearings in regard to the Company’s plan proposal at that time.

F.
Carol Molus and Michael Molus, Plaintiffs, vs. Joseph Cellura, etc., et al., Defendants, Orange County Superior Court Case No. 04 CC 08612, removed to United States District Court for the Central District of California on January 6, 2005, assigned Case No. SA CV-05-23-JVS (the “Molus Action”).

In December 2004, the Molus Action was filed and served on the named defendants. Although the Plaintiffs did not name the Company in this action, they did name Joseph Cellura, the Company’s Chairman and Chief Executive Officer, and the Company’s attorneys, Ben-Zvi & Beck, LLP. The complaint purports to state a variety of causes of action, including but not limited to allegations of breach of contract, fraud, elder abuse, violations of the federal securities laws, and professional negligence against the Company’s attorneys.

The defendants removed the Molus Action to Federal District Court on or about January 6, 2005 and in late January 2005, they filed their respective answers to the complaint, wholly denying plaintiffs’ allegations of wrongdoing and asserting a variety of affirmative defenses to plaintiffs’ claims. In addition, the defendants filed and served separate third-party complaints against Douglas R. Dollinger, the Company’s former Chief Legal Officer and outside counsel, for partial and full indemnity.

In April 2005, Dollinger filed and served his answer to the third-party complaints and concurrently filed and served his own counterclaim for indemnity against both the defendants and additional, unrelated third parties. The defendants timely filed their respective answers to Dollinger’s counterclaim.

In August 2005, Dollinger sought permission to file a “Fourth Party” “impleader” with “cross and counterclaims” against further additional parties, to which the defendants stipulated. However, the Dollinger “Fourth Party” action has never been filed or served.

On August 16, 2005, Plaintiffs dismissed the lawsuit, with prejudice, as to one of the Company’s attorneys.

The defendants are defending the lawsuit vigorously, and they intend to continue to defend the lawsuit in such manner. They deny any liability to Plaintiffs.

The District Court established a discovery cutoff of December 31, 2005 and initially scheduled the trial to commence on April 11, 2006. A settlement conference was originally set for November 30, 2005. Beginning in November 2005, the parties began conducting depositions. Plaintiffs’ depositions were taken but not completed at that time, and were scheduled to resume in January 2006, by agreement of the parties. When the depositions resumed, Plaintiff Michael Molus’ deposition was completed, but prior to the completion of the deposition of Plaintiff Carol Molus and prior to the depositions of the principal defendants and Dollinger, the parties initiated settlement discussions which, by agreement, took precedence over the scheduled depositions.

The settlement discussions led to a tentative settlement, subject to definitive settlement documentation to be drawn by the parties. Over the course of the next two months, the parties exchanged drafts of various settlement agreements, but the settlement was not presented to the District Court, as the parties had agreed that important details still had to be resolved and that they needed to memorialize the settlement in a comprehensive and formal written settlement agreement containing mutual general releases. As of March 2006, the parties’ settlement efforts had broken down, as they reached several impasses in their ongoing negotiations to resolve the open issues and details of the proposed settlement documentation.

The defendants reported on the status of the settlement negotiations to the District Court,, which vacated the scheduled April 11, 2006 trial date and directed the parties to attend a mandatory settlement conference on April 12, 2006. The District Court thereafter conducted the mandatory settlement conference on April 12, 2006, at which time the plaintiffs and defendants appeared, but the third party defendant and counterclaimant, Dollinger, acting pro se, did not appear.

At the settlement conference, the plaintiffs’ main action against the defendants was settled, and the settlement was placed on the record in open court. Due to the absence of Dollinger, the defendants’ third party counterclaim for indemnification against Dollinger, and Dollinger’s third party counterclaim and purported fourth party counterclaim against the defendants remained unsettled and pending.

In the days that followed, Dollinger notified the defendants that he intended to challenge the settlement reached with the plaintiffs, and the plaintiffs themselves sent a letter to the District Court seeking to rescind their settlement. The District Court then scheduled a further status conference regarding the settlement and related issues on May 4, 2006.

At the May 4, 2006 status conference, conducted via telephonic conference call and which Dollinger attended (by telephone), the District Court reiterated its view that the Plaintiffs’ main action had in fact been settled, and the District Court directed the plaintiffs and their counsel to cooperate in executing a written settlement agreement by May 12, 2006. In the event that the plaintiffs did not sign the settlement agreement by May 12, the District Court directed the defendants to file a motion to enforce the settlement. The plaintiffs did not execute the settlement agreement, and therefore the defendants prepared a motion to enforce the settlement, as directed by the District Court, which was filed on June 14, 2006 and set for hearing on July 10, 2006.

On or about June 12, 2006, acting pro se, the plaintiffs filed a motion seeking to compel enforcement of the aborted January 2006 settlement and an award of sanctions against the defendants, which was also set for hearing on July 10, 2006.

With regard to Dollinger’s third party counterclaim for indemnification and his purported fourth party counterclaim against the defendants, the District Court scheduled a further mandatory settlement conference on June 15, 2006, which Dollinger and the defendants were ordered to attend in person, together with their respective counsel.

At the June 15, 2006 mandatory settlement conference, Dollinger did not appear in person, attempting to appear instead via telephone, with local counsel appearing specially on his behalf. As a result of Dollinger’s failure to appear in person, in violation of the Local Rules of the District Court and the Court’s Standing Order, the District Court continued the mandatory settlement conference to July 11, 2006 but awarded sanctions totaling $3,420 in favor of defendants and their respective counsel and against Dollinger. The District Court further advised that in the event Dollinger did not pay the sanctions award by June 23, 2006, it would consider issuing terminating sanctions with respect to all of the claims asserted by Dollinger in the Molus Action; however, Dollinger caused the sanctions award to be paid by the Court’s deadline.

The parties’ respective motions set for hearing on July 10, 2006 were continued in view of the pending (continued) mandatory settlement conference set for the following day. On July 11, 2006, after extensive negotiations in which the Court, through United States Magistrate Judge Marc Goldman, participated personally, the parties agreed to and entered into a settlement in open court in the Santa Ana Division of the U.S. District Court for the Central District of California. The settlement resolved not only the Molus Action pending in that court, but also the Dollinger Action pending in the Southern District of New York (see Section “G,” infra) and the Miller Action pending in Delaware Chancery Court (see Section “C,” supra), as well as other actions then pending and related to the parties (see Section “A,” supra) and various claims which had been asserted between and among the parties (see Section “B,” supra), all of which were agreed to be mutually and generally released, and to be memorialized in a written settlement agreement to be prepared and circulated for execution by the parties. The parties further agreed to obtain approval of the settlement from the United States Bankruptcy Court in the Bankruptcy Case (as described in Section “E,” supra), since, inter alia, the settlement called for the issuance of common stock of the Company to various parties as specified therein.

Pursuant to the parties’ agreement and as referenced in the settlement placed on the record in the District Court, a formal written “Settlement Agreement and Release” was subsequently prepared by counsel for the parties in order to memorialize the agreement. The Settlement Agreement and Release (“SAR”) was circulated for approval and fully executed as of August 31, 2006. By its terms, the SAR shall become effective on the 11th day following the entry of the order of the Bankruptcy Court approving the SAR. As noted in Section “E,” supra, a motion to approve the compromise constituting the parties’ settlement was filed with the Bankruptcy Court on September 22, 2006 and was initially scheduled for hearing on November 14, 2006. However, based upon the Bankruptcy Court’s determination that broader notice of the motion to approve the compromise (to now include the Company’s shareholders) was appropriate, the Company intends to incorporate the proposed compromise into its amended plan proposal to be filed in February or March 2007.

In support of the compromise motion, the Company has noted that the settlement is in the best interests of the Company’s creditors, in that it minimizes the impact on the bankruptcy estate by issuing shares of the Company’s common stock to the plaintiffs in the litigation (representing in the aggregate a minority holding of less than 10% of the Company’s authorized common shares) without requiring the payment of any funds whatsoever, and without incurring the substantial expense and delay, as well as the risk, attendant to a trial on the merits. Thus, the settlement serves the paramount interests of both the Company’s creditors and its equity holders, because it is to be achieved with the least possible expenditure of the Company’s resources.

Accordingly, the Molus Action has been settled, subject only to the approval of the United States Bankruptcy Court pursuant to either a renewed motion to approve the settlement or approval by the Bankruptcy Court of the Company’s Chapter 11 Plan of Reorganization, which is anticipated to occur late in the first quarter or early in the second quarter of 2007.

G.
Douglas R. Dollinger, Individually and as Escrow Agent on Behalf of Certain Intended Beneficiaries, Plaintiffs, v. Joseph R. Cellura, etc., et al, Defendants, United States District Court for the Southern District of New York, Case No. 05 CIV. 3097 (assigned to Judge Stephen C. Robinson) (the “Dollinger Action”).

In late March 2005, the complaint in the Dollinger Action was filed and thereafter served on the defendants named in this lawsuit. Although the Plaintiffs did not name the Company in this action, the named defendants include Joseph Cellura, the Company’s Chairman and Chief Executive Officer, the Company’s attorneys, Ben-Zvi & Beck, LLP, and a brokerage house previously utilized by the Company in Florida, Park Financial Group. The complaint purports to state a variety of claims for relief, including but not limited to allegations of breach of contract, fraud, misrepresentation, tortious interference with contract, violations of common law duties, violations of the federal securities laws, and negligence, and seeks injunctive relief and the imposition of a constructive trust.

On or about May 13, 2005, the Plaintiffs filed an amended complaint in the Dollinger Action, in which at least three additional defendants were named, including several of the Company’s shareholders and another of the Company’s attorneys. On the same date, on behalf of certain defendants (the Company’s attorneys, Ben-Zvi & Beck, LLP), a motion to dismiss, stay and/or transfer the Dollinger Action was filed and served on the Plaintiffs. Mr. Cellura joined in this motion. The Plaintiffs subsequently filed and served their opposition to defendants’ motion, in June 2005, and the defendants thereafter filed and served their reply in July 2005. The motion stands submitted, and the Court has taken the matter under submission pending its ruling, which has not been issued to date.

Accordingly, none of the defendants originally named in the Dollinger Action has filed or served an answer to the complaint or to the amended complaint. The defendants intend to deny the allegations of wrongdoing asserted by the plaintiffs and to defend the suit vigorously, if the amended complaint survives the pending motion.

The Court has not yet scheduled a status conference, nor has any trial date been set.

Based upon the settlement of the Molus Action (defined and described in Section “F,” infra, the Dollinger Action will be dismissed, with prejudice, late in the first quarter or early in the second quarter of 2007, upon approval of the Company’s motion to approve the settlement, or upon approval of the Company’s Plan of Reorganization by the United States Bankruptcy Court.

H.
Mary Jean Ribas, Plaintiff, vs. Joseph R. Cellura, and Doe 1 through and including Doe 100, Defendants, Superior Court of the State of California for the County of Los Angeles, Central District, Case No. BC 351042 (the “Ribas Action”).

In April 2006, the Ribas Action was filed in Los Angeles County Superior Court. Although the Plaintiff did not name the Company in this action, she did name Mr. Cellura, the Company’s Chairman and Chief Executive Officer, as the sole named defendant. The action seeks damages of approximately $14,500, plus interest, statutory penalties, and attorneys’ fees and costs, based upon claims for breach of contract and wages allegedly due to the Plaintiff brought under the California Labor Code and the Fair Labor Standards Act, arising from an independent contractor relationship which ended in December 2005.

The Ribas Action was commenced by the filing of the Summons and Complaint on April 20, 2006. The Company believes that Plaintiff elected not to sue it due to the pendency of the Company’s Chapter 11 bankruptcy case.

Mr. Cellura responded to the Complaint by filing his Answer on July 25, 2006. On September 8, 2006, Plaintiff filed her First Amended Complaint, and on October 6, 2006,

Mr. Cellura filed his Answer to the First Amended Complaint, in which he denied Plaintiff’s allegations of wrongdoing and asserted a variety of affirmative defenses to Plaintiff’s claims.

On August 23, 2006, the Court conducted a Case Management Conference and ordered the parties to mediation to attempt to resolve the case. The mediation was held on January 8, 2007 but was unsuccessful. The Court also held a Post-Mediation Status Conference on January 25, 2007. The Court has scheduled the Final Pretrial Conference on April 27, 2007 and the trial on May 8, 2007.

Mr. Cellura intends to defend the lawsuit vigorously, as he denies any liability to Plaintiff. The Company also maintains the right to object to Plaintiff’s claims in the Chapter 11 bankruptcy case and to have its objections determined by the Bankruptcy Court through the claims objection procedure provided under the Bankruptcy Code and the Bankruptcy Rules.

Based upon the foregoing developments, it is not possible to predict whether the Ribas Action will be settled, or the outcome in the event the Ribas Action goes to trial. Thus, it is not possible to predict the outcome of the Ribas Action or the amount of damages, if any, for which Mr. Cellura, who would be entitled to indemnification from the Company, could be determined to be liable, nor is it possible to predict the amount of damages, if any, for which Plaintiff could be determined. to be liable to Mr. Cellura or to third parties, on their possible claims against Plaintiff.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In July 2003, under Delaware General Law 228, the Company received approval from greater than 51% of the Company's issued and outstanding common shares held by less than 9 shareholders approving the following actions:

•  To authorize the proposed change of the Company's name to ORBIT BRANDS CORPORATION in order to more accurately reflect the business of the Company [this occurred formally as of March 18, 2004];

•  To authorize the reverse split of the Company’s stock 500 to 1. (This was authorized in May, 2004,however the split has not yet been effected);

• To change the Company's auditors; and

• To authorize the change in the Company's stock transfer agent [this also was deferred until April 2004].

In April 2004, under Delaware General Law 228, the Company received approval from greater than 51% of the Company's issued and outstanding common shares held by less than 9 shareholders approving the following actions:

• To authorize and approve the election of a third Director to fill a vacancy in the Company’s Board of Directors;

• To adopt and approve an amendment to the Company’s Amended Certificate of Incorporation to ratify the change of the Company’s name to ORBIT BRANDS CORPORATION and to increase the total number of shares the Company is authorized to issue to two billion (2,000,000,000) shares of common stock, at $.001 par value per share, and ten million (10,000,000) shares of preferred series A stock, at $.001 par value per share;

• To ratify the prior appointment of the Company’s auditors, based upon the discretion of the Company’s Board of Directors;

• To appoint various professionals as the Company’s General Counsel, SEC Counsel, and Delaware Counsel;

• To authorize the Company’s participation in certain legal proceedings, as described above;

• To ratify the prior appointment of an escrow agent for certain of the Company’s common stock beneficially owned by the “Teakwood Group” of the Company’s shareholders;

• To approve a proposed financing transaction between the Company, certain of its shareholders and a qualified third party lender, and to authorize the negotiation of additional financing opportunities deemed advisable by the Board of Directors;

• To authorize the Company to enter into transactions to acquire SMARTVoice Telecommunications, Inc. and Malibu Beach Beverage Company, Inc., as described, infra;

• To ratify the prior formation, transactions and activities of Itrex, and of Itrex with the Company;

• To approve and authorize the Company to enter into a proposed settlement of certain legal proceedings known and identified as the “Guerin Action”;

• To approve and authorize the filing of registration statements with the Securities and Exchange Commission (“SEC”) for public offerings of the securities of SMARTVoice and MBB, in the discretion of the Board of
Directors;

• To authorize the Board of Directors, in its discretion, to cause the Company to file for relief under the applicable provisions of the United States Bankruptcy Code, if necessary; and

•	To ratify, confirm and approve prior actions taken by any officer or director of the Company in furtherance of the foregoing resolutions.

On December 6, 2004 the Company amended its Articles of Incorporation to increase its authorized capital to 5,000,000,000 shares of $.001 par value common stock.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On June 13th, 2006, the Company had approximately 400 stockholders of record of its common stock. The Company has not declared or paid any dividend on its common stock since its inception. The Company does not anticipate declaring or paying any dividends on its common stock for the foreseeable future.

The Company’s common stock was de-listed on March 22, 1999 from the NASDAQ’s National Market System (“NMS”), and traded on the “Bulletin Board” until on or about June 1, 2003, when it was delisted. Thereafter, the Company’s stock has since been traded on the “Pink Sheets.” The Company intends to list its common stock on the Bulletin Board, but it cannot assure it will be able to do so. (SEE “Risk Factors”.)

The quotations set forth herein may reflect inter-dealer prices, without retail market, mark-down or commission, and may not represent actual transactions.

Its common stock has been traded over-the-counter under the symbols “OBTV” and currently “OBBCQ.PK”. The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock as reported on the over-the-counter market:

Source of Quotations: NASDAQ Electronic Market Quotation System.

Closing Price

Per Share
Period or Quarter	High	Low
First Quarter 2003	.002	.002
Second Quarter 2003	.004	.003
Third Quarter 2003	.002	.002
Fourth Quarter 2003	.004	.004
First Quarter 2004	.000	.000
Second Quarter 2004	.000	.000
Third Quarter 2004	.000	.000
Fourth Quarter 2004	.000	.000

On June 6, 2006, the last reported sales price of the Company’s common stock on the over-the-counter market was $.0003 per share.

Recent Sales of Unregistered Securities

During the current year, the Company issued, by itself, and through its affiliate (and subsequently wholly-owned subsidiary) Itrex an aggregate of approximately $4,500,000 of unregistered convertible debentures to numerous investors and service providers, convertible into the Company’s common stock (the “Debentures”). Approximately $240,000 of the proceeds from the sale of the Debentures was used to fund the working capital of SMARTVoice, which subsequently became the Company’s wholly-owned subsidiary. (See “Business of the Company”, MD&A, and “Financial Information”). Approximately $890,000 of the proceeds from the sale of the Debentures was used to fund the working capital of the Company. (See Business of the Company”, MD&A, and “Financial Information”) Approximately $200,000 of the proceeds from the sale of the Debentures was used to fund the working capital of Malibu Beach Beverage Group, LLC, an entity 25% beneficially owned by the Company’s Chairman and Chief Executive Officer Joseph R.Cellura, and from whom Itrex subsequently obtained certain rights to receive revenue in the form of royalties (See Business of the Company”, MD&A, and “Financial Information”). The Company believes, but cannot assure that these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), in that the Company believes that each transaction met the criteria for the private placement exemption provided by Section 4(2). No underwriters were used in these transactions, nor were any commissions paid to anyone by the Company.

As described above, the responsibility for all of the Company’s corporate governance, the Company’s filing and payment of its local, state and federal tax returns and taxes, the Company’s preparation and filing of its quarterly and annual federal securities reports and related periodic filings, the Company’s issuance of legal opinions regarding a variety of subjects, and the Company’s maintenance and preservation of its books and records, all had reposed in the Company’s Chief Legal Officer, Mr. Douglas R. Dollinger, up to and including October 2003.

The relationship between Mr. Dollinger and the Company became strained in 2003, and by October 2003, it had become sufficiently problematic that the Company determined that changes were mandated, particularly after the Company received certain communications from Mr. Dollinger on or about October 14, 2003. At that point, the Company sought to retrieve its books and records and other documents in Mr. Dollinger’s possession or control. After a number of unsuccessful attempts to obtain the Company’s books and records from Mr. Dollinger, the Company embarked on a course of reconstructing its books and records independently of Mr. Dollinger and his “administrative assistant,” Ms. Joanne Bertolini.

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

Prior to these events, on or about August 22nd, 2003, a majority of the shareholders of the Company, acting pursuant to written consent in lieu of notice under Delaware General Corporate Law Section 228, approved the change in the Company’s auditors to the firm of Stark Winter Schenkein & Co., LLP, as well as the change in the Company’s name from OrbitTRAVEL.com Corporation to ORBIT BRANDS CORPORATION. Both of these changes were disclosed in the filing of an SEC Form 8-K on or about August 22nd, 2003. Mr. Dollinger personally prepared and/or was aware of each of these documents at the time they were executed or filed. The Form 8-K was provided to the Company’s outside accountants, Kingery, Crouse & Hohl, P.A. for preparation for filing, and subsequent filing, with the SEC.

With respect to the Company’s preferred stock, on October 16, 2003, Mr. Cellura notified the Board of Directors that he intended to convert a portion of the Company’s $3.4 million indebtedness to him to preferred stock. Unbeknownst to Mr. Cellura or the Company at that time, among many other duties and responsibilities which the Company ultimately learned Mr. Dollinger had not performed in 2002 and 2003, the Company’s certificate of incorporation had never been amended to authorize the issuance of preferred stock in accordance with the June 24, 1999 Settlement Agreement between the Company and Mr. Cellura. As a result, no action could be taken at that time to cause the issuance of preferred stock to Mr. Cellura.

Thereafter, following the Company’s renewal of its good standing in the State of Delaware and the resolution of its relationship with its stock transfer agent, inter alia, on April 29, 2004, a majority of the shareholders of the Company, acting pursuant to written consent in lieu of notice under Delaware General Corporate Law Section 228, approved an amendment to the Company’s Certificate of Incorporation which authorized 10,000,000 shares of Series A Preferred Stock.

During April 2004 the Company amended its Articles of Incorporation to increase its authorized capital to 2,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. The Company also authorized the designation of Series A convertible preferred stock as follows:

(a) Designation. The series of Preferred Stock created hereby shall be designated the “Series A Preferred Stock”.

(b) Authorized Shares. The number of shares of Series A Preferred Stock shall be Ten Million (10,000,000) Shares.

(c) Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of junior capital stock, including Common Stock, an amount equal to the market value of the Series A Preferred Stock as of such date divided by the number of common shares into which this series of preferred stock converts per share, plus accrued and unpaid dividends (the “Liquidation Preference”). If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the holders of the Series A Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Corporation shall be distributed ratably among the holders of the Series A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Corporation, nor the sale, lease or transfer by the Corporation of all or a part of its assets, shall be deemed a liquidation, dissolution or winding up of the Corporation, for purposes of this Section (c ).

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

Subsequently, on June 3, 2004, the Company’s Board of Directors met and determined that because the Company had been unable to pay in excess of approximately $3,500,000 of accrued debt owed to Mr. Cellura as of December 31, 2003, based on previous and unpaid settlements, accrued and unpaid compensation and expenses, and accrued and unpaid benefits, and because Mr. Cellura had indicated that he was willing to forego payment of $750,000 of said indebtedness in exchange for shares of convertible preferred stock of the Company, the Company would be authorized to issue 5,000,000 shares of the Series A convertible preferred stock to Mr. Cellura, in accordance with the Company’s Certificate of Designation of Series A Preferred Stock.The preferred stock had a fair market value on the date of issuance of $20,000,000. The Company determined that this transaction as originally reported in the June 2004 10QSB was incorrect and will file an amended June 2004 10QSB reflecting the correction of this error. The Company originally ascribed a value of $750,000 to the issuance of the preferred stock pursuant to the amount of debt forgiven. Subsequently, the Company determined it was more appropriate to record the issuance at fair market value based on the underlying common stock value at the date of issuance.The Company recorded a loss of $19,250,000 with respect to this issuance.

On or about February 21st,2004 the Company entered into a Security Agreement and Promissory Note with Sherman & Peabody, LLC (“S&P”) (the “S&P Note”). Pursuant to the S&P Agreement, S&P was to loan Itrex the sum of $250,000 for a period of up to 365 days at an interest rate of 12% per annum, secured by shares of the Company’s common stock. S&P, however, only funded $155,000 of the $250,000, and on or about June 5th, 2004, the Company and S&P reached a new agreement whereby the S&P Agreement was rescinded, S&P received an unsecured promissory note in the amount of the $155,000 it had paid the Company (the “S&P Replacement Note”). The S&P Replacement Note is convertible at S&P’s option into either: (a) an amount of cash equal to the 5-day average trailing price of the Company’s common shares multiplied by 5,500,000; or (b) an amount of cash equal to 150% of the outstanding balance owed by the Company to S&P. Additionally, S&P is entitled to receive a 35% Loan Management Fee. This note was included as an Exhibit in the Company’s 2003 10 KSB.

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

During August 2004 the majority shareholder of the Company entered into a loan agreement (“Argyle agreement”) whereby he arranged to personally borrow an amount up to the value of 33% of the bid price of 119,714,050 shares of the Company’s common stock . Any advances under the agreement bear interest at the prime rate and are due on August 19, 2007. On August 25, 2004 the shareholder borrowed $295,000 pursuant to the agreement and loaned these proceeds to the Company. The Argyle loan agreement was fully disclosed in the Company’s 2003 10 KSB.

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

The Company believes that it took reasonable steps to ensure that each of the offerees in these transactions was an accredited investor under Rule 501 of the Securities Act. The Company believes, but cannot assure, that the above- referenced recent sales of unregistered securities were effected in compliance with applicable federal securities laws and state “blue sky” securities laws. In the event that any of these transactions are, in the future, deemed not in compliance with such laws, the Company may have to give rescission offers to these securities holders. The acceptance of some or all of such rescission offers (if any) may have a materially adverse effect on the Company’s finances.

Subsequent Events

In May 2005, the Company secured a loan commitment from Avalon International Group (“Avalon”), a disinterested third party, to borrow $150,000 in order to provide working capital to its BBKO subsidiary. The Company offered an unsecured convertible promissory note to Avalon which would bear interest at a rate to be negotiated, with the interest to accrue and be payable in kind or in cash. The Avalon note (including all principal and interest due under the note) was to be convertible into the common stock of the Company at a conversion ratio per share to be negotiated. The Company is currently in negotiations with Avalon to fix the remaining terms of the note. The proceeds of the Avalon loan were received and deposited into BBKO’s bank account.

On May 11, 2005, BBKO,LLC entered into a license agreement with the Company’s subsidiary, BBKO, Inc. f/k/a Malibu Mixers Company (“BBKO”). The license provided for the granting of certain rights associated with a property known as “Beats, Bouts, and Knockouts”, whereby BBKO,Inc. would distribute the property and remit royalties to BBBKO, LLC as Licensor. In January, 2006 the parties involved in the licensing agreement entered into a settlement agreement due to several disputes that had arisen among the parties. Pursuant to the terms of the settlement, BBKO LLC paid BBKO, Inc. $141,000. In exchange, BBKO, LLC retains all rights related to the property as the license agreement is rescinded. BBKO, Inc. must set aside 85 million shares of Orbit Brands Corporation stock to settle any such claims that might present themselves in the future as a result of this transaction.

On June 15, 2005, the Company secured a loan commitment from M2B, a disinterested third party, to borrow $100,000 in order to fund administrative expenses associated with the Company’s Chapter 11 proceedings. The M2B loan was subject to approval from the Bankruptcy Court, which approval was forthcoming, following the Company’s application for authority to borrow the funds. The Company executed an unsecured convertible promissory note in favor of M2B bearing interest at the rate of 10% per annum, with the interest accruing and payable in kind or in cash. The M2B note matures on the second anniversary date following confirmation of the Company’s Chapter 11 Plan. The M2B note (including all principal and interest due under the note) may be converted into the common stock of the Company at the conversion ratio of $.001 per share. The proceeds of the M2B loan were deposited into the Company’s “debtor-in-possession” bank account.

On October 3, 2005, through its BBKO subsidiary, the Company entered into a loan agreement with Harbor View Fund, Inc. (“Harbor View”), a disinterested third party, pursuant to which Harbor View agreed to loan BBKO the sum of $300,000 for operating capital for an initial term of six months, which term can be extended by agreement of the parties. In consideration for the loan, the Company executed an unsecured convertible promissory note in favor of Harbor View which accrued simple interest at the rate of 4% per annum. The Harbor View note (including all principal and interest due under the note) may be converted into the common stock of the Company. The proceeds of the Harbor View loan were deposited into BBKO’s bank account.

On March 27, 2006, the Company entered into a Binding Memorandum of Understanding with the founder of Floating Bed, Inc. whereby the Company will rename its BBKO subsidiary as Floating Bed International(“FB”). Pursuant to this agreement, the founder will grant FB a non-exclusive license to manufacture, market, distribute and sell floating beds for an initial period which commenced on April 1, 2006.

At such time as FB has secured working capital of at least $500,000, the non-exclusive license shall be converted to an exclusive license. Should the Company fail to secure the $500,000 pursuant to contractual benchmarks, the license shall be nullified.

The founder and/or Floating Bed, Inc. shall be issued a convertible promissory note or warrants for 4.9% of the presently outstanding and issued common stock of the Company, not to exceed 125,000,000 shares of the Company’s common stock. The founder shall enter into an employment agreement with FB whereby he will act as President of the FB. The founder shall have the right to sell FB, and shall retain control over the terms of such sale. If and when FB is sold, the Company shall receive 1% of the sales price for every $20,000 invested by the Company, not to exceed 25% of the total sales price.

On April 19, 2006, through its Itrex subsidiary, the Company entered into a loan agreement with M2B, Inc. (“M2B”), a disinterested third party, pursuant to which M2B agreed to loan Itrex and the Company the sum of $46,000 for various operating costs, including transfer agent expenses and other ordinary business expenses. The Company executed an unsecured convertible promissory note in favor of M2B bearing interest at the rate of 12% per annum, with the interest accruing and payable in kind or in cash. The M2B note matures on April 19, 2007. The M2B note (including all principal and interest due under the note) may be converted into the common stock of the Company at the conversion ratio of $.0003 per share. The proceeds of the M2B loan were deposited into Itrex’ bank account.

On September 27, 2006, and October 4, 2006, through its Itrex subsidiary, the Company entered into two loan agreements with Todd Silverstein (“TS”), a disinterested third party, pursuant to which TS agreed to loan Itrex and the Company the sum of $40,000($30,000 and $10,000 respectively)for various operating costs, including bankruptcy proceeding expenses and other ordinary business expenses. The Company executed unsecured convertible promissory notes in favor of TS bearing interest at the rate of 5% per annum, with the interest accruing and payable in kind or in cash. The TS notes mature one year from the date of issuance.The TS notes (including all principal and interest due under the note) may be converted into the common stock of the Company at the conversion ratio of $.0002 per share. The proceeds of the TS loan were deposited into Itrex’ bank account.

On December 7, 2006, The Company and two of its wholly-owned subsidiaries, Malibu Entertainment Group(“MEG”), and “BBKO” , entered into non-binding term sheets with Cleveland BioLabs, Inc. (“CBLI”) which provided that the Company would accept CBLI’s investment of a total of $300,000 in the Company in exchange for a 20% minority common stock position in the Company, 10% minority common stock positions in three of the Company’s wholly-owned subsidiaries, Itrex International(“Itrex”), Malibu Beach Beverage Group(“Malibu”), and Smartvoice Telecommunication, Inc.(“SVT”). CBLI receives 95% majority common stock positions in MEG and BBKO.

Pursuant to the term sheet, MEG and BBKO each issued a promissory note convertible into common stock for the sum of $25,000 each on or about December 7, 2006, and an additional promissory note convertible into stock for the sum of $25,000 each on or about January 2, 2007. The term sheets contemplate that two further promissory notes convertible into common stock for the sum of $75,000 each shall be issued on or about February 2, 2007, and that two final promissory notes for the sum of $25,000 each shall be issued on or about March 2, 2007. CBLI anticipates utilizing its majority position in MEG and BBKO to raise capital to support its innovative research and development into cancer treatment agents.

On January 18, 2007, through its Itrex subsidiary, the Company entered into a loan agreement with Michael Silverstein (“MS”), a disinterested third party, pursuant to which MS agreed to loan Itrex and the Company the sum of $25,000 for various operating costs, including bankruptcy proceeding expenses and other ordinary business expenses. The Company executed a unsecured convertible promissory note in favor of MS bearing interest at the rate of 6% per annum, with the interest accruing and payable in kind or in cash. The MS note matures one year from the date of issuance. The MS note (including all principal and interest due under the note) may be converted into the common stock of the Company at the conversion ratio of $.0002 per share. The proceeds of the MS loan were deposited into Itrex’ bank account.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY, INCLUDING ITS WHOLLY-OWNED SUBSIDIARIES.

You should read the following discussion and analysis in conjunction with the consolidated financial statements of ORBIT BRANDS CORPORATION (“Orbit” or “the Company) for calendar years 2003 and 2004, included in this Annual Report on Form 10-KSB.

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

Overview and Background.

ITREX INTERNATIONAL CORPORATION, A DELAWARE CORPORATION

Since the formation of Itrex International Corporation (“Itrex”) in 2002, the Company has utilized convertible promissory notes to finance all of the development stage activities of the other Orbit subsidiaries, and from time to time Itrex has up-streamed funds to the Company in order to facilitate the Company’s own business operations. The primary asset of Itrex is its intellectual property, including the “Media Exchange,” which is described below.

The Media Exchange plans to enter the multi-billion dollar global music, media and entertainment industry with a revolutionary technology (the “MX”) that could redefine the financing tools of the industry. The MX is an integrated multi-function exchange platform for the offering and trading of a novel formulation of securities, backed by the current and future revenue streams of the issuers (including artists, record labels, and entertainers). The MX can serve the interests of all segments of the music entertainment industry, including artists, labels, studios, producers, fans, and investors, by diversifying the risks and rewards of financing industry growth, and insuring a transparent public market.

The MX provides a financing vehicle which will raise growth capital for artists and other segments of the music, media and entertainment industry through the issuance of asset-based securities. These securities will be backed by rights to a percentage of the underlying intellectual property (e.g., music) and associated revenues generated through(a) publishing and licensing of music, (b) royalties, (c) merchandising, (d) album sales, and (e) bookings and promotional appearances.

The MX is a seamless financial product. Its methodology can be readily expanded into other facets of the entertainment industry, such as television, film, publishing, and other media, and as it gains broad acceptance in the public markets, we anticipate extending its scope to other segments of related industries, and beyond.

For the major entertainment industry participants, particularly the larger record labels, the MX offers the ability to hedge risk and diversify exposure, while retaining revenues from the sale of record albums (cd’s, ipod and other current media). At the same time, the record labels can securitize their existing royalty streams in order to raise new capital, by shifting a portion of their royalty streams into the public market. This will allow the record labels to reduce their risk without a corresponding reduction in profits, and will provide new operating capital while generating broad exposure for their stable of new and existing artists.

In many if not all aspects of the entertainment industry, artists at all stages of their careers can be viewed as growth businesses. Achieving commercial success requires being properly capitalized to produce albums, conduct marketing campaigns, and underwrite touring expenses, among other requirements. Artists have intellectual property with intrinsic value, multiple revenue streams, and a potentially high growth curve when they are properly funded and even moderately successful. Using the MX platform, the issuers can market themselves to intrinsic and other potential investors. Between the ubiquitous “garage band” and the major recording star, there is a wide range of artists who have loyal followings, generate revenues, and are “on track” to becoming even more successful.

The MX will offer intrinsic investors the unique opportunity of investing in their favorite artists, satisfying the desire not only to share in, but to benefit from, their artistic and commercial success.

MALIBU BEACH BEVERAGE GROUP, a DELAWARE CORPORATION

On March 28, 2003, through its affiliate (and subsequently, its wholly-owned subsidiary, Itrex International Corporation), the Company executed a definitive acquisition agreement to acquire Malibu Beach Beverage Group (“MBBG”). MBBG had been in business since 1998 as a specialty beverage manufacturer of natural juice blends and teas.

On November 26, 2003, Malibu Beach Beverage Group, LLC (“MBB Group”) purchased certain intellectual property rights from Amy L. Goldman, the duly appointed, qualified and acting Chapter 7 Trustee of the bankruptcy estate of MBB, Inc. in that certain Chapter 7 bankruptcy case pending in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division, In re: Malibu Beach Beverage Co., Inc., Debtor, Case No.: SV 01- 17743-AG, including the right to use the trade name of “Malibu Beach Beverage Company,” among other assets (the “Rights”), for a purchase price of $20,000. MBBG is a Delaware limited liability company in which Joseph R. Cellura, the Company’s Chairman, Chief Executive Officer and majority shareholder, owns a 25% interest.

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

Low carbohydrate diets such as “Atkins,” “South Beach” and the “Zone” are no longer passing fads. They represent a major consumer trend and a significant lifestyle change. According to market researcher A.C. Nielsen, over 32 million people in the United States were predicted to move to a low carb diet in 2004 alone. The U.S. market alone for low carb products was projected to grow to over $16 billion in 2004. The NPD (National Product Development) Group has estimated that 25 million Americans currently are trying some type of low-carb diet. A web site called “lowcarbdietworld.com” claims that more than 68 million people are on, or have been on, some type of low-carb diet.

With the production and distribution of high quality, all natural, low-carb, low-cal, new age beverages in a growing market; MBB seeks to capitalize on increasing market share and the demand for low calorie, vitamin-enhanced, low carbohydrate beverages. Guided by the creative vision and business acumen of its senior management team and operations support, MBB is positioned to achieve great success in this highly lucrative market segment. MBB has presented the Malibu beverage line at the 2004 FMI Food and Beverage Show and earned the #2 award for best new age beverage product in the beverage category.

The company’s primary focus at present is to obtain the financing necessary to develop large national accounts and continue to fund the production and support- related expenses required to implement its business plan strategy.

SMARTVoice Telecommunications,Inc., a Delaware corporation

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

Prior to this, Georgia was an affiliate of the Company, and between December 16, 2003 and May 31, 2004, the Company caused certain of its convertible debenture holders to invest approximately $405,905 of the amounts discussed below into Georgia for use as working capital for both Georgia ($250,905) and the Company ($155,000). On January 1, 2004 SMARTVoice executed employment agreements with Charles P. Shuster, as Chairman and CEO of SMARTVoice and Frederick Alger as Chief Financial Officer of SMARTVoice. The terms of the employment contracts for Fredrick Alger are for 90 day renewal periods at compensation rates yet to be determined. The employment contract between Fredrick Alger was not renewed after the initial 90 day period. The term of the employment contract with Charles Shuster is for a period of seven years at a base salary of $275,000 per annum and a signing bonus of $150,000. In addition he is entitled to options to purchase 5,000,000 shares of common stock of the Company at fair market value exercisable for 5 years. The contract also contains certain anti-dilution provisions, incentive compensation and severance pay in the amount of $900,000 in the event of default or termination for certain reasons. The contract was amended on October 19, 2004, to remove the anti-dilution provisions effective at the inception of the contract and remove the right to the 5,000,000 options.

Since the creation of SMARTVoice Telecommunications Inc., a Delaware corporation (“SVT”) in 2004, the company has been involved in the development and marketing of telecommunications technology for IP telephony and related applications. SVT is an IP telephony service provider featuring two product lines: (i) internet protocol telephone devices and internet communication services, and (ii) hosted services that implement the functionality of a private branch exchange, or PBX, over data networks. Charles P. (“Pat”) Shuster, the Chief Executive Officer of SVT, believes that the key to future success will be identifying niche markets in which the company can differentiate itself from numerous emerging carriers. The company remains focused on developing relationships in international markets, where it believes it can sustain a competitive advantage.

IP telephony is an alternative technology that can replace services provided by the traditional telephone network. IP telephony technology translates voice transmissions into data packets, transmits the packets over data networks, and reconverts them into voice transmissions at the selected destination. Unlike traditional telephone networks, IP telephony does not utilize dedicated circuits for each telephone call. Instead, the same IP telephony network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network, because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the IP telephony provider.

Malibu Entertainment Group, Inc., a Delaware corporation

In May 2004, Malibu Entertainment Group (“MEG”) was formed as a media and entertainment company for the purpose of developing and financing television, film and media projects for distribution and exploitation worldwide. MEG seeks to finance or co-finance various media projects, at such time as it secures the appropriate financing and/or distribution advances.

Over the past two years, MEG has entered into non-exclusive consulting agreements with several experienced film and television executives in order to create media opportunities for the company. These executives include Jim Townsend, Dean Hamilton, Bert Bedrosian and Frederico LaPenda.

 Floating Bed International, Inc., f/k/a BBKO Corporation, f/k/a Malibu Mixers Company, a Nevada corporation

Floating Bed International, Inc. (“FB Int’l.”) develops, markets and sells high quality rest and relaxation devices in the form of beds and hammocks. Its patent-pending technology utilizes gentle motion to provide many health benefits to end users. The benefits of this type of motion have been established in independent scientific studies over a number of years. The company currently has one core product which can be customized and accessorized at the end of its manufacturing process. This feature allows purchasers to use the product in many ways in different settings, in order to serve a number of diverse purposes. The company’s products are sold to individuals and also to commercial users, such as hotels and health spas.

The Hammock Industry Overview

The hammock is an established piece of furniture with which most people are familiar. However, no significant improvements have been made to the hammock in recorded history. Thus, the company’s product represents a giant step forward for this unique item.

A major trend has emerged as people are turning to outdoor areas (yards, decks, rooftops -- basically, whatever is available) to expand their practical living space. Outdoor furniture sales are booming. Traditional indoor products are being adapted and new products are being developed for outdoor use. Thirty years ago, the general public could not have been sold on the idea of a bathtub in the yard. However, in today’s vernacular, anyone with the space and the money has to have a hot tub. Attitudes change, and people are thinking of their yards and open spaces in new ways. Given the increasing cost of housing construction and the scarcity of indoor space, this trend will likely continue into the foreseeable future.

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

Since January 2001, through the date of this filing, the Company has been essentially non-operative. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of Itrex and the other subsidiaries, and to pay certain of the Company’s professionals, employees and other individuals and entities in connection with attempting to restructure the Company.

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

Risk Factors.

Investing in the Company’s securities involves a high degree of risk. An investor should carefully consider the following factors and other information in this Annual Report on Form 10-KSB, including the Company’s consolidated financial statements and related notes, before making a decision to invest in the Company’s securities. Additional risks and uncertainties, including those generally affecting the market in which the Company operates or that the Company currently deems immaterial, may also impair the Company’s current or future business. The Company has a history of losses and therefore cannot assure investors that it will be profitable.

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

The Company has been delinquent in filing various reports required under the Securities Act of 1933 and the Securities Exchange Act of 1934, including, but not limited to, Forms 10QSB and 10KSB for the period from September 2004 to the current period. Although the Company intends to file such late reports in the near future, it cannot assure when such reports will be filed.

The Company has recently experienced operating and net losses. Currently the Company has a net operating loss carry forward. The Company lost approximately $31.42 million in 2004 and approximately $3.024 million in 2003. In the future, the Company may not be able to generate sufficient revenue from operations to pay all of its operating or other expenses. If the Company fails to generate sufficient cash from its operations to pay these expenses, its management will need to identify other sources of funds. The Company may not be able to borrow money or issue more shares of common stock to meet its cash needs. Even if the Company can complete such financing transactions, it may not be on terms favorable to the Company. If the Company cannot raise sufficient capital to fund operations, the Company may not be able to continue its business, and the value of its securities could decline or experience significant dilution, require a change in the capital structure of the Company, or even become worthless.

The Company’s securities could experience wide fluctuations in trading price and volume, or its securities may not have a market that trades. Although the Company intends to list its securities for trading on NASDAQ’s “Bulletin Board” exchange, there can be no assurance that it will meet the requirements of the Bulletin Board, or otherwise be able to trade on this exchange, which could adversely impact the liquidity of the Company’s securities and its ability to raise capital.

The Company’s charter documents contain anti-takeover provisions that could prevent or delay a change in control of the Company, or adversely affect the market price of its common stock.

The Company’s by-laws and amended certificate of incorporation give the Company’s Board of Directors the authority to issue up preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the preferred stock could be issued with other rights, including economic rights, senior to the Company’s common stock, and, therefore, the issuance or conversion of the preferred stock could have an adverse effect upon the market price of the Company’s common stock, change the capital structure of the Company, or even result in a change in control.

Some provisions of Delaware law could make it more difficult for a third party to acquire the Company or hinder a change in management, even if doing so would be beneficial to the Company’s shareholders. In addition, the Company may in the future adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control was at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by the Company’s shareholders.

Future issuances and sales into the market of the Company’s common stock will dilute its current stockholders and may depress the market price of the Company’s common stock.

As of June 13, 2006, the Company had approximately 3,094,350,600 shares of its common stock outstanding and 5 million of preferred.

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

Because the Company’s common stock is currently traded on the Over-the-Counter Pink Sheets, sales of its common stock may:

• cause the market price of the common stock to decrease in value;

• decrease the level of public interest in its common stock;

• inhibit buying activity that might otherwise help support the market price of its common stock;

• prevent possible upward price movements in its common stock; or

• not trade in a public market.

The Company’s employment contract with its executive officer could have the effect of precluding or otherwise delaying a change in control of the Company that could be beneficial to the Company’s stockholders.

The employment contract with the Company’s executive officer provides for the payment of significant severance payments in the event the executive officer is terminated.

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

Financing Activity.

During the current year, the Company issued, by itself, and through its affiliate (and subsequently wholly-owned subsidiary) Itrex an aggregate of approximately $4,500,000 of unregistered convertible debentures to numerous investors and service providers, convertible into the Company’s common stock (the “Debentures”). Approximately $240,000 of the proceeds from the sale of the Debentures was used to fund the working capital of SMARTVoice, which subsequently became the Company’s wholly-owned subsidiary. (See “Business of the Company”, MD&A, and “Financial Information”). Approximately $890,000 of the proceeds from the sale of the Debentures was used to fund the working capital of the Company. (See Business of the Company”, MD&A, and “Financial Information”) Approximately $200,000 of the proceeds from the sale of the Debentures was used to fund the working capital of Malibu Beach Beverage Group, LLC, an entity 25% beneficially owned by the Company’s Chairman and Chief Executive Officer Joseph R.Cellura, and from whom Itrex subsequently obtained certain rights to receive revenue in the form of royalties (See Business of the Company”, MD&A, and “Financial Information”). The Company believes, but cannot assure that these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), in that the Company believes that each transaction met the criteria for the private placement exemption provided by Section 4(2). No underwriters were used in these transactions, nor were any commissions paid to anyone by the Company.

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

Comparison of 2003 to 2004.

Revenues.

The Company generated no revenue in 2003 and $3,398 in 2004.

Operating Expenses. Operating expenses in 2003 and 2004 were $1.236 million and $27.789 million respectively. These expenses were incurred through issuances of debt for services provided to the Company during the reporting period and general administrative expenses primarily related to litigation, management, and the operations of the SmartVoice and Malibu subsidiaries. In addition, in 2004, the Company incurred $2,267,000 in impairment losses attributable to the Smartvoice and Malibu Beach Beverage Group acquisitions(see Item 1). The Company recognized compensation expense of $19,250,000 related to the issuance of preferred stock issued in exchange for the forgiveness of certain debt.(See Note 7 in Notes to the Financial Statements)

Other Expenses. Other expenses in 2003 and 2004 consisted of $1.788 and $3.634 million respectively. Approximately $1.788 and $1.930 was related to interest payable on unsecured debt owed by the company for 2004 and 2003 respectively.

The Company recognized a $1,024,000 net loss in converting debt to common stock during the period. The Company recognized a loss of $644,000 attributable to certain derivative liabilities as discussed in Notes 7and 8of the Financial Statement Notes. The Company recognized $35,000 of expense associated with reorganization activity during the year.

Net Loss. The company and it’s subsidiaries incurred a loss of $3.024 million in 2003 and $ 31.420 million in 2004.

Liquidity and Capital Resources.

Capitalization. The Company’s charter authorizes the issuance of 5 billion shares of common stock and 10.0 million shares of preferred stock. As of June 13th, 2006, the Company had approximately 3.1 billion shares of common stock outstanding and approximately 5 million in preferred stock.

Current and Future Liquidity Needs. The Company has not generated net cash from operations for any period since 1996. The Company has primarily financed its operations since 1996 through private sales of equity and debt securities. As of this filing date, the Company has no principal source of cash or liquidity.

Plan of Operation

The company has developed wholly owned subsidiaries and plans to focus on business opportunities in separate and distinct markets. Following is a brief description of the intended activities for each of the subsidiaries:

SMARTVOICE

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

We intend to focus SMARTVoice on High Margin Opportunities in Emerging Markets. SMARTVoice will targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. We intend to continue to enhance our global distribution chain by securing new resellers with strong local sales and marketing channels. Our plan is to develop and integrate new services into our existing managed platform.

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

MALIBU BEACH BEVERAGE GROUP

Malibu Beach Beverage Group (“MBBG”) is a specialty beverage manufacturer which produces three low carbohydrate, low calorie, all natural fruit juice blends, and three flavored micro-brewed green tea blends. MBBG was established to distribute and sell these product lines. In July 2004, Orbit entered into a letter agreement with MBBG to acquire MBBG for a combination of cash and stock.

Low carbohydrate diets such as “Atkins,” “South Beach” and the “Zone” are no longer passing fads. They represent a major consumer trend and a significant lifestyle change. According to market researcher A.C. Nielsen, over 32 million people in the United States were predicted to move to a low carb diet in 2004 alone. The U.S. market alone for low carb products was projected to grow to over $16 billion in 2004. The NPD (National Product Development) Group has estimated that 25 million Americans currently are trying some type of low-carb diet. A web site called “lowcarbdietworld.com” claims that more than 68 million people are on, or have been on, some type of low-carb diet.

With the production and distribution of high quality, all natural, low-carb, low-cal, new age beverages in a growing market; MBBG seeks to capitalize on increasing market share and the demand for low calorie, vitamin-enhanced, low carbohydrate beverages. Guided by the creative vision and business acumen of its senior management team and operations support, MBBG is positioned to achieve great success in this highly lucrative market segment. MBBG has presented the Malibu beverage line at the 2004 FMI Food and Beverage Show and earned the #2 award for best new age beverage product in the beverage category.

Malibu Entertainment Group, Inc., a Delaware corporation

In May 2004, Malibu Entertainment Group (“MEG”) was formed as a media and entertainment company for the purpose of developing and financing television, film and media projects for distribution and exploitation worldwide. MEG seeks to finance or co-finance various media projects, at such time as it secures the appropriate financing and/or distribution advances.

Over the past two years, MEG has entered into non-exclusive consulting agreements with several experienced film and television executives in order to create media opportunities for the company. These executives include Jim Townsend, Dean Hamilton, Bert Bedrosian and Frederico LaPenda.

Floating Bed International, Inc., f/k/a BBKO Corporation, f/k/a Malibu Mixers Company, a Nevada corporation

Floating Bed International, Inc. (“FB Int’l.”) develops, markets and sells high quality rest and relaxation devices in the form of beds and hammocks. Its patent-pending technology utilizes gentle motion to provide many health benefits to end users. The benefits of this type of motion have been established in independent scientific studies over a number of years. The company currently has one core product which can be customized and accessorized at the end of its manufacturing process. This feature allows purchasers to use the product in many ways in different settings, in order to serve a number of diverse purposes. The company’s products are sold to individuals and also to commercial users, such as hotels and health spas.

The Hammock Industry Overview

The hammock is an established piece of furniture with which most people are familiar. However, no significant improvements have been made to the hammock in recorded history. Thus, the company’s product represents a giant step forward for this unique item.

A major trend has emerged as people are turning to outdoor areas (yards, decks, rooftops -- basically, whatever is available) to expand their practical living space. Outdoor furniture sales are booming. Traditional indoor products are being adapted and new products are being developed for outdoor use. Thirty years ago, the general public could not have been sold on the idea of a bathtub in the yard. However, in today’s vernacular, anyone with the space and the money has to have a hot tub. Attitudes change, and people are thinking of their yards and open spaces in new ways. Given the increasing cost of housing construction and the scarcity of indoor space, this trend will likely continue into the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS.

ORBIT BRANDS  CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31,2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Orbit Brands Corporation
Sherman Oaks, California

We have audited the accompanying consolidated balance sheet of Orbit Brands Corporation as of December 31, 2004 and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit Brands Corporation as of December 31, 2004 and the results of operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Orbit Brands Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Orbit Brands, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

February 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Orbit Brands Corporation

We have audited the consolidated balance sheet of Orbit Brands Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit Brands Corporation as of December 31, 2003, and results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 3, 2004

Orbit Brands Corporation
(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheet
December 31, 2004

Assets

Current Assets
Cash	$789
Total current assets	789

Property & equipment	5,238

$6,027

Liabilities and Stockholders' (Deficit)

Current liabilities subject to compromise:
Accounts payable	$2,251,044
Accrued interest	5,716,053
Accounts payable and accrued expenses - related parties	5,839,518
Derivative liability	2,672,776
Convertible notes payable - related parties	947,229
Convertible notes payable	17,756,288
Total current liabilites subject to compromise	35,182,908

Stockholders' (deficit):
Preferred stock, $.001 par value, Series A convertible
10,000,000 shares authorized,
5,000,000 shares issued and outstanding	20,000,000
Common stock, $.001 par value,
5,000,000,000 shares authorized,
1,126,107,071 shares issued and outstanding	1,126,106
Paid in capital	59,686,430
Accumulated (deficit)	(115,989,417)
(35,176,881)

$6,027

 See the accompanying notes to the consolidated financial statements.

Orbit Brands Corporation
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

	2004	2003

Revenue	$3,398	$-

Operating Expenses:
Selling, general and administrative expenses	4,968,599	986,144
Compensation	20,553,490	250,000
Impairments	2,267,329	-
	27,789,418	1,236,144

Loss from operations	(27,786,020)	(1,236,144)

Other (income) expense:
Interest	1,930,436	1,787,800
Reorganization expenses	35,000	-
Loss on derivative liability	644,262	-
Loss on conversion of debt to common stock	1,024,000	-
	3,633,698	1,787,800

Net (loss)	$(31,419,718)	$(3,023,944)

Per share information - basis and fully diluted:

Weighted average shares outstanding	844,772,026	610,680,704

Net loss per share	$(0.04)	$-

See the accompanying notes to the consolidated financial statements.

Orbit Brands Corporation
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Stockholders' (Deficit)
Years Ended December 31, 2004 and 2003

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated (Deficit)	Total

Balance December 31, 2002	610,680,704	$610,680	281,250	$281	281,250	$(210,937)	$59,252,605	$(81,545,755)	$(21,893,126)

Retirement of preferred stock	-	-	(281,250)	(281)	(281,250)	210,937	(210,656)		-
Net (loss)	-	-	-	-	-	-		(3,023,944)	(3,023,944)

Balance December 31, 2003	610,680,704	610,680	-	-	-	-	59,041,949	(84,569,699)	(24,917,070)

Conversion of debt	521,745,956	521,746					2,803,684		3,325,430
Issuance of preferred stock for related party debt			5,000,000	20,000,000					20,000,000
Derivative liability							(2,159,203)		(2,159,203)
Error correction	(6,319,589)	(6,320)							(6,320)
Net (loss)								(31,419,718)	(31,419,718)

Balance December 31, 2004	1,126,107,071	$1,126,106	5,000,000	$20,000,000	-	$-	$59,686,430	$(115,989,417)	$(35,176,881)

Orbit Brands Corporation
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net (loss)	$(31,419,718)	$(3,023,944)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	1,062
Impairments	2,267,329
Compensation - exchange of related party debt for preferred stock	19,250,000
Notes payable issued for services	2,915,199	809,430
Issuance of common stock and warrants for services	182,334	-
Loss on derivative liability	644,262
Loss on conversion of debt to common stock	1,024,000
Changes in:
Other current assets	(23,995)	(2,800)
Accounts payable	598,797	15,882
Accrued interest	1,376,438	1,713,800
Accounts payable and accrued expenses - related parties	1,930,297	323,268
Net cash (used in) operating activities:	(1,253,995)	(164,364)

Cash flows from financing activities:
Proceeds from notes payable	1,208,191	209,300

Net increase in cash	(45,804)	44,936

Beginning - cash balance	46,593	1,657

Ending - cash balance	$789	$46,593

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See the accompanying notes to the consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company has four (4) wholly-owned subsidiaries which are Delaware Corporations: SMARTVoice Telecommunications, Inc., (“Smart Voice”), Itrex International Corporation (“Itrex”), Malibu Beach Beverage Group (“Malibu”), and Malibu Entertainment Group, Inc.(“MEG”). The Company has one (1) wholly-owned subsidiary which is a Nevada Corporation: Malibu Mixers Company/BBKO (“BBKO”).

Since January 2001, through the date of this filing, the Company has been essentially non-operative. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of its subsidiaries and to pay certain of the Company’s professionals, employees and other individuals and entities in connection with attempting to restructure the Company.

Operations have ceased and there have been no operations since June 2004.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended December 31 2003: expected life of options of 5 years, expected volatility of 361%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the year ended December 31, 2003, approximated $0.00 per warrant. Compensation costs charged to operations aggregated $0 for the years ended December 31, 2004 and 2003. These results may not be representative of those to be expected in future years.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R became effective for Orbit as of January 1, 2006.

SFAS No. 123R requires public companies, as well as nonpublic companies that used the fair value method of accounting prescribed by SFAS No. 123 for either recognition or pro forma disclosure purposes, to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Orbit accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

Certain of Orbit’s debt instruments contained imbedded derivatives, as defined. Orbit has not designated these imbedded derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses.

NOTE 2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since January 2001, through the date of this filing, the Company has been essentially non-operative. Its only significant business activity during this period has been raising capital through Itrex to fund the operations of its subsidiaries and to pay certain of the Company’s professionals, employees and other individuals and entities in connection with attempting to restructure the Company.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003, the Company incurred net losses of $31,419,718 and $3,023,944 and has working capital and stockholder deficits of $35,182,119 and $35,176,881 at December 31, 2004.

Since June 2004, Orbit has operated under Chapter 11 of the United States Bankruptcy Code, in a case pending in the United States Bankruptcy Court for the Central District of California, as the parent company of the various wholly-owned subsidiaries which are described below.

The Company is currently completing the reorganization process in Chapter 11. It is scheduled to provide a definitive disclosure statement in February 2007, after which a hearing will be set on confirmation of the Company’s proposed Chapter 11 plan of reorganization. Once the Chapter 11 plan of reorganization is confirmed , the Company will emerge from Chapter 11 and continue to implement its immediate and long-range business plan.

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

NOTE 3. ACQUISITIONS

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

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES-RELATED PARTY

Accounts payable and accrued expenses consists of the following at December 31, 2004:

Accrued salaries	$2,464,515
Settlement accrual (see note 10)	2,500,000
Accrued consulting expenses	338,205
Other miscellaneous accruals	536,798
$5,839,518

NOTE 5. CONVERTIBLE NOTES PAYABLE

Notes payable consists of the following at December 31, 2004:

Unsecured convertible 12 % notes payable due January 1999, Principal and interest payable at maturity	$1,527,500
Unsecured convertible 12% debentures due at various dates in 2000, principal and interest payable at maturity, unless converted into common stock	2,935,907
Unsecured convertible 5 % and 12 % debentures due at various dates in 2001, principal and interest payable at maturity, unless converted into common stock	4,910,000
Unsecured convertible 12 % debentures due at various dates in 2002, principal and interest payable at maturity, unless converted into common stock	3,573,145
Unsecured convertible 12% debentures due at various dates in 2003, principal and interest payable at maturity, unless converted into common stock	850,130
Unsecured convertible 12% debentures due at various dates in 2004, principal and interest payable at maturity, unless converted into common stock	3,198,431
Other notes payable	761,704

$17,756,289

Convertible notes payable to related parties at December 31, 2004 amounted to $947,229.

Substantially all of the notes are currently in default. Certain debenture agreements contain covenants, which require the Company to perform a reverse split of not less than fifteen shares of the Company's common stock for one share of common stock.

The convertible notes have contractual conversion rates of between $0.0002 and $0.015 (see Note 12).

As discussed in Note 7, when the company issued the preferred stock , the company re-evaluated the determination under SFAS 133 and EITF 00-19, of whether or not the embedded conversion feature was in need of bifurcation and separate fair value reporting as a derivative liability. The Company determined that the embedded conversion feature did now in fact meet the definition for liability accounting and required bifurcation and fair value recording because the issuance of preferred shares caused an “indeterminate” amount of shares to be issued. At inception of the preferred stock issuance, the entire population of convertible notes was considered to be “tainted” and now contained embedded derivative liabilities. The value of the derivative liability associated with the embedded conversion feature at June 3, 2004 was $1,761,889. Since this determination was made subsequent to the inception of the original notes, this resulted in a decrease in Additional paid-in capital.

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

The primary factors driving the economic value of the embedded derivatives are stock price, stock volatility, an event of default and successful restructuring. Management then made projections of these variables over the term of the valuations. The assumptions at the date (6/3/2004) the Notes were initially tainted were:

•	The stock price would increase at the cost of equity with a volatility of 200%

•	The company is in a state of default and will remain in default for a period of 12 months, after which, an event of default would occur 5% of the time, increasing 0.1% per month

•	The Company would automatically convert “in-the-money” notes if the registration was effective and the company was not in default

•	Successful restructuring would be initially 0% for 12 months then increase to 30% with a .005 stock price and increment monthly by 2% to a maximum of 95%.

At December 31, 2004 the company re-measured the fair value of the embedded conversion feature and the market value was $2,604,716. As a result a loss was recorded in the amount of $973,516 for the year ended December 31, 2004.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2004 are approximated as follows:
Deferred tax assets:
Net operating loss carryforwards	$14,166,667
Valuation allowance for deferred tax assets	(14,166,667)
Net deferred tax assets	$-

At December 31, 2004, the Company has a net operating loss carry forward of approximately $42.5 million, which will begin to expire in the year 2012 and continue to expire through the year 2024. Given the changes in the business and ownership, management believes it is highly unlikely that the net operating loss will be available to offset future income. The tax benefits of these items are reflected in the above table of deferred tax assets and liabilities. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is approximated as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003
Income tax benefit at U.S. statutory rate	$(1,150,000)	$(1,030,000)
State tax benefit, net	(170,000)	(150,000)
Change in valuation allowance	1,320,000	1,180,000
Tax expense	$-	$-

NOTE 7. STOCKHOLDERS’ DEFICIT

As of December 31, 2004, warrants to purchase 100,000,000 shares of the Company's common stock were outstanding. These warrants expire March 28, 2008 and had an exercise price of $.001 per share.

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

Preferred Stock

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

This in fact caused a “tainting” of the conversion features within all the outstanding convertible notes and warrants, creating the need for re-evaluation of the outstanding convertible debt and warrants. See Notes 5 and 8.

Common Stock

During August 2004, the Company converted $1,451,189 of debt into 96,745,956 shares of the company’s common stock as part of the restructuring of the company’s capitalization. The shares issued were valued at their fair market value of $96,746. The difference between the fair market value of the shares issued for the above conversion has been recorded as a(loss) on the settlement of debt during the period of $1,354,443. In addition to this conversion the Company also converted $1,321,000 of debt during the year into 425,000,000 shares of common stock. The loss on settlement attributable to this conversion was $1,318,552. The Company also recorded an increase to APIC of approximately $131,000 related to derivative liabilities associated with debt conversions.

NOTE 8. WARRANTS

During 2003, the company issued 100,000,000 warrants to outsiders for services. As a result of the issuance of the preferred stock, the company re-evaluated these warrants under SFAS 133 and determined that they were considered to be “tainted” and should be valued as derivative liabilities.

At June 3, 2004, the derivative liability associated with the warrants was determined to be $397,314.

At December 31, 2004 the company re-measured the fair value of the derivative liability associated with the warrants and estimated it to be $68,060 using Black Scholes pricing model. The assumptions used in this model included (1) 250%volatility, (2) expected term of 5 years, (3) risk free rate of return associated with the remaining term of the warrant (4) expected dividends of zero. This resulted in a gain in the amount of $329,254 for the year ended December 31, 2004.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Future minimum lease payments are as follows:

2005	$56,000
2006	96,000
2007	96,000
2008	96,000
2009	96,000
2010	40,000

Rent expense for the years ended December 31, 2004 and 2003 including the above lease was $48,000 and $48,000.

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

During 2003 and 2004, Orbit sold common stock and convertible debentures without registration under the Securities Act of 1933. Although Orbit believes that the sales did not involve a public offering of its securities and that Orbit did comply with the “safe harbor” exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on Orbit’s financial position and results of operations.

NOTE 10. RELATED PARTY TRANSACTIONS

At December 31, 2003 the Company was indebted to an officer in the aggregate amount of approximately $3,500,000 which was included in accounts payable and accrued expenses - related parties. This amount relates principally to a settlement agreement for $2,500,000 and unpaid salary and expenses.

On June 3, 2004, because the Company had been unable to pay approximately $3,500,000 of accrued debt owed to an officer and director of the Company, and because of the importance of said officer and director to the Company, the Company’s Board of Directors met and voted in favor of the issuance of a Series A Super Majority Voting Preferred class of stock to said officer and director, as ratified by a majority vote of the Company’s shareholders. As of December 31, 2003, based on previous and unpaid settlements, accrued and unpaid compensation and expenses, and accrued and unpaid benefits, and because said officer and director had indicated that he was willing to forego the payment of $750,000 of said indebtedness in exchange for shares of convertible preferred stock of the Company, the Company was duly authorized to issue 5,000,000 shares of the aforementioned Series A convertible preferred stock to said officer and director, in accordance with the Company’s Certificate of Designation of Series A Preferred Stock. The preferred stock had a fair market value on the date of issuance of $20,000,000. The Company determined that this transaction as originally reported in the June 2004 10QSB was incorrect and will file an amended June 2004 10QSB reflecting the correction of this error. The Company recorded compensation expense of $19,250,000 with respect to this issuance.

NOTE 11. CORPORATE RESTRUCTURING

In July 2003, Orbit changed its name to Orbit Brands Corporation.

In May 2004, Orbit authorized a 500-to-1 reverse stock split, but this hasn’t occurred yet.

During April 2004, Orbit increased its authorized capital to 2,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. Orbit also authorized the designation of Series A convertible preferred stock with liquidation rights and no dividends. Each share of preferred is convertible into 1000 shares of common stock.

On December 6, 2004, Orbit increased its authorized capital to 5,000,000,000 shares of $.001 par value common stock.

NOTE 12. SUBSEQUENT EVENTS

In May 2005, Orbit borrowed $150,000 from Avalon International Group under an unsecured convertible promissory note. Orbit is currently in negotiations with Avalon to fix the remaining terms of the note.

On May 11, 2005, BBKO, LLC entered into a license agreement with Orbit’s subsidiary, BBKO, Inc. f/k/a Malibu Mixers Company (“BBKO”), that was later rescinded. BBKO, LLC paid BBKO $141,000 and BBKO, LLC got its license back. Also, Orbit owes 85 million common shares to BBKO, LLC.

On June 15, 2005, Orbit borrowed $100,000 from M2B under an unsecured convertible promissory note with interest at 10% APR. The note is due 2 years following confirmation of Orbit’s Chapter 11 Plan, and may be converted into common stock at $.001 per share.

On October 3, 2005, through its BBKO subsidiary, borrowed $300,000 from Harbor View Fund, Inc. under an unsecured convertible promissory note with interest at 4% APR. Orbit is currently in negotiations with Harbor View to fix the remaining terms of the note, including the conversion terms.

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

Upon confirmation of emergence from Chapter 11, Orbit will transfer a 95% interest in two of its wholly-owned subsidiaries, Malibu Entertainment Group (“MEG” and “BBKO”). In connection with this transfer, MEG and BBKO borrowed $250,000 and agreed to borrow another $50,000 from Cleveland BioLabs, Inc. (“CBLI”) in exchange for a convertible promissory note, a 20% minority common stock position in Orbit, 10% minority common stock positions in three of Orbit’s wholly-owned subsidiaries, Itrex,,Malibu Beach Beverage Group (“Malibu”), and Smartvoice Telecommunication, Inc. (“SVT”), and also 95% majority common stock positions in MEG and BBKO.

On January 18, 2007, through its Itrex subsidiary, Orbit borrowed $25,000 from Michael Silverstein under an unsecured convertible promissory note with interest at 6% APR and maturing on January 18, 2008. The note may be converted into common stock at $.0002 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2006, with the approval of the Audit Committee and the concurrence of the Board of Directors, ORBIT BRANDS CORPORATION(the "Registrant")initially engaged Malone & Bailey, PC (“MB”), as its independent auditors, in place of its former independent auditors, Stark Winter Schenkein & Co (“SWS”),effective as of that date. On May 18, 2006, MB was retained to audit the Company for the Fiscal years ended 2004 and 2005 and perform review procedures on the Company’s quarterly SEC filings.

On July 29, 2003, with the approval of the Audit Committee and the concurrence of the Board of Directors, the Company engaged Stark Winter Schenkein & Co., LLP ("SWS") as its independent auditors., having dismissed its former independent auditors, Holtz Rubenstein & Co., LLP ("HR"), effective as of that date. Prior to the engagement of SWS, HR had served as the independent auditors of the Registrant since December 2001. Prior to the engagement, there were no consultations between SWS and the Registrant regarding the treatment of accounting, auditing or financial reporting issues.

SWS’s and HR's audits of the Registrant's financial statements for the years ended December 31, 2000 thru 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except for a paragraph regarding uncertainty concerning the Company's ability to continue as a going concern; such statements did not contain any adjustments for uncertainty stated therein.

There have been no disagreements between the Registrant and SWS or HR in connection with the audit of the Registrant's financial statements for the fiscal years ended December 31, 2000 thru 2003, and in the subsequent interim period through June 30, 2004, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SWS or HR, would have caused SWS or HR to make reference to the subject matter of the disagreements in their respective reports on the Registrant's financial statements for any such periods. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, occurred with respect to the Registrant's two most recent fiscal years or the subsequent interim period through June 30, 2004 preceding the dismissal of SWS.

Item 8-A. CONTROLS AND PROCEDURES.

Prior to the filing date of this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was conducted and supervised by the Company’s Chief Executive Officer, Joseph R. Cellura. Based on this evaluation, the Company concluded that the controls and other procedures it employs for recording, processing, summarizing and reporting information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, as Amended (the “Exchange Act”)(15 U.S.C. §§ 78a, et seq.), were not effective as of the end of the period covered by this report.

The Company concluded that most of the ineffectiveness of its controls and procedures could be attributed to its relationship with Chief Legal Officer, Douglas R. Dollinger, Esq. (See Footnote 1, supra.) Since on or about February 17, 1999 through the end of the period covered by this report, Mr. Dollinger’s corporate responsibilities included, without limitation, the maintenance of certain corporate books and records, and the preparation and filing of all reports under the Exchange Act. (See Footnote 1, supra.) A significant number of the Company’s books and records, including, but not limited to, by-laws, articles of incorporation and amendments thereto, material agreements and other documents are in the possession, custody and/or control of Mr. Dollinger. However, the company has in its possessions copies of the documents required to prepare this filing.

Since on or about October 14, 2003, the Company has continually requested of Mr. Dollinger, both orally and in writing, that he deliver all Company books and records in his possession, custody and/or control back to the Company. To date, Mr. Dollinger has refused to deliver or return such books and records to the Company.

Our independent accountants have also reported to our Board of Directors certain matters involving internal controls that the accountants consider to be weaknesses under standards established by the Public Company Accounting Oversight Board. The identified weaknesses relate to a lack of segregation of duties within our accounting and financial management functions and inadequate dedication of resources to the financial review and analysis functions. Due to the size of the Company, the lack of operations and significant financial constraints, the Company has been unable to employ the necessary resources for proper internal financial review and analysis. The Company recorded adjustments identified by the auditors for the valuation of preferred stock issued to retire related party debt, the value of derivatives, derivative liabilities, stock for services, and losses on extinguishment of debt. The company will endeavor to correct this going forward.

The Company has begun to implement procedures and controls designed to increase the effectiveness of its disclosure under the Exchange Act. Since on or about October 14, 2003,the Company has worked with and continues to work with new general and securities counsel, its auditors and accountants to prepare and file any and all such delinquent reports as soon as practicable. The Company commenced suit against Mr. Dollinger, among others, for damages for, inter alia, breach of fiduciary duty, professional negligence, breach of contract, intentional interference with business relations, negligent interference with business relations, intentional infliction of emotional distress, negligent infliction of emotional distress, and common counts, and for an accounting. The Company anticipates that these and other claims against the defendants may be adjudicated in the Company’s Chapter 11 Bankruptcy case, if the Company determines that it is advisable to do so. (See Item 3, “Legal Proceedings,” supra.)

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Joseph R. Cellura	51	Chairman of the Board of Directors and Chief Executive Officer

Denise Bertolini	41	Director and Secretary

Joseph R. Cellura has served as the Company’s Chairman of the Board of Directors and Chief Executive Officer since June 1999. Mr. Cellura previously served as Chairman of the Board of Directors and Chief Executive Officer from September 3, 1997 until February 17, 1999. During the interim period between serving as Chairman of the Board of Directors and Chief Executive Officer, Mr. Cellura independently sought further business opportunities for the Company. Mr. Cellura originally joined the Company as a result of the Company’s acquisition of Divot Corporation and Divot Development Corporation.

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

Denise Bertolini has served on the Company’s Board of Directors since April 2004. Ms. Bertolini joined Globaltronix, an internet banking firm, in 2000. While at Globaltronix, she helped implement and manage an online banking application, oversaw the implementation of certain investment banking applications to raise capital utilizing a “dutch auction” methodology in the public and private sectors, and interfaced with the SEC to obtain an approved model. Prior to joining Globaltronix, Ms. Bertolini was a trader’s assistant and compliance administrator at Brookehill Equities, Inc. from 1995 to 2000. Prior to Brookehill Equities, Inc., Ms. Bertolini worked for EGS Partners as a trader’s assistant, and for Goldman, Sachs & Co. as an administrative assistant, from 1981-1989.

The Company’s directors and executive officers are required to file with the SEC, by a specified date, reports regarding their transactions involving the Company’s common stock. To the Company’s knowledge, based solely upon information furnished to the Company, none of the Company’s directors or executive officers filed any such reports during 2004. The Company is not aware of any transactions involving its common stock by any of its directors or executive officers.

ITEM 10. EXECUTIVE COMPENSATION.

The Company’s directors have served without compensation for their services as directors but have been reimbursed for expenses incurred in connection with their duties. It is anticipated that the Company’s directors will continue to serve without compensation (other than reimbursement of expenses). Other than the employment contracts described below, the Company had no standard arrangements or policies for compensation of its executives. The Board of Directors will, from time to time, determine the compensation of senior management in accordance with its prevailing financial condition, as the Board shall determine, and provide other incentives to promote successful management of its business. There were no bonus, stock option or other incentive plans in effect for any level of management as of the end of 2002, except for the Company’s 1998 Incentive Stock Option Plan and 1994 Stock Option Plan, and the performance bonuses included in the employment agreement of Mr. Cellura, as more fully described below.

The following table sets forth information with respect to compensation paid to the Company’s Chief Executive Officer in 2004. No other executive officer received compensation in excess of $100,000 in 2004.

Summary Compensation

		Annual Securities Compensation Underlying
Name and Principal Position	Year	Salary	Options Bonus	All Other Compensation
Joseph R. Cellura	2004	$250,000		$19,358,000
Chief Executive Officer	2003	$250,000		108,000
	2002	$250,000		108,000

Mr. Cellura served on the Company’s Board of Directors as its Chairman and Chief Executive Officer from

September 3, 1997 until he resigned on February 17, 1999. On February 17, 1999, the remaining members of the Board elected Jeremiah M. Daly, another Board member and the Company’s then President, to serve as Chairman and Chief Executive Officer. Mr. Daly resigned from all of those positions, including as a member of the Board of Directors, effective April 28, 1999, at which time the Board of Directors appointed Kenneth Craig to serve as President and Chief Executive Officer. Mr. Craig was appointed Chairman on May 6, 1999. He was succeeded as Chairman and Chief Executive Officer by Mr. Cellura on June 24, 1999.

All stock options that the Company has granted since its inception have been forfeited. As of the end of 2004, there were no unexercised options or stock appreciation rights held by executives of the Company which were then outstanding.

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

The employment agreement also provides for the issuance of 5 million options to purchase shares of the Company’s common stock upon the Company’s adoption of a new stock option plan, all of which will be immediately exercisable. The employment agreement provides anti-dilution protection such that in the event the Company ever issues any additional shares at a price less than the exercise price then in effect for the options granted to him, the exercise price of his options will be proportionately reduced. In addition, the Company may be required to record compensation expense on each occasion the exercise price of the options is reduced.

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

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the beneficial ownership of the Company’s common stock as of this filing by each director, each executive officer, all executive officers and directors as a group, and each person known to the Company to beneficially own more than 5% percent of the Company’s common stock, is set forth below.

Name of Beneficial Owner Owned Shares (1)	Number of Shares Beneficially	Percent of All

Joseph R. Cellura	236,163,238	21.0%

(1) Based on 1,126,107,071 shares outstanding.

Since approximately 21% of the Company’s voting common stock is currently concentrated in the Company’s chief executive officer and, based upon the provisions of his executive employment agreement, which includes anti-dilution protection, the chief executive officer is entitled to convert his Series A Super Majority Voting Preferred Stock into voting common stock in amounts that would result, in the event of such an election by the chief executive officer, in the concentration of approximately 85% or more of the Company’s voting common stock in the Company’s chief executive officer, he may be able to directly control the Company’s future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS

(a) Exhibits --

2.1(1)	Stock Purchase Agreement effective as of April 20, 1998 by and among the Company, Talisman Tools Incorporated and Daniel S. Shedd and Dixon Newbold;

2.2(2)	Stock Purchase Agreement effective as of April 15, 1998 by and among the Company, Divot Golf Corporation, a Florida corporation, and Joseph R. Cellura;

2.3(3)	Stock Purchase Agreement effective as of January 28, 1998 by and among the Company, Miller Golf, Inc., Robert Marchetti, Louis Katon and John Carroll;

2.4(10)	Sale and Assignment Agreement dated as of January 27, 2000 by and among Mark Savoretti and Spartan Capital Management, LLC;

2.5(10)	Assignment Agreement dated as of January 27, 2000 by and among the Company and Spartan Capital Management, LLC;

2.6(10)	Right to Use Agreement dated as of November 1, 1999 by and among the Company and Orbit Network, Inc.;

2.7(10)	Letter of Intent dated as of February 9, 2000 by and among the Company and AnimInet, Inc.;

2.8(10)	Stock Acquisition Agreement dated as of January 31, 2000 by and among the Company and Wilhelmina Artist Management, LLC;

3.1(4)	The Company’s Certificate of Incorporation;

3.2(4)	The Company’s Bylaws;

3.3(5)	Amendment to the Company’s Certificate of Incorporation, filed July 18, 1994;

3.4	Amendment to articles of incorporation Orbit filed dated March 18th, 2004

3.5	Certificate of Good Standing State of Delaware dated March 16th, 2004

3.6	Certificate of Designation State of Delaware dated June 1st, 2004

3.7	Certificate of Designation State of Delaware Correction dated June 1st, 2004

3.8	Board of Directors Minutes dated April 4th, 2004

3.9	Board of Directors Minutes dated June 3rd, 2004

3.10	228 Written Consent dated May 3rd, 2004

3.11	228 Written Consent dated May 25th, 2004

3.12	Board of Directors Minutes dated September 25,2004

3.13	Board of Directors Minutes dated September 22, 2005

3.14	Board of Directors Minutes dated September 29, 2006

3.15	Amended articles of incorporation dated December 6, 2004

4.1(6)	Certificate of Designations, Preferences and Rights of the Company’s 1997 Convertible Preferred Stock dated December 29, 1997;

4.2(6)	Certificate of Designations, Preferences and Rights of 10,500 shares of the Company’s 1997 Convertible Preferred Stock dated January 13, 1998;

4.3(10)	Form of Exchange Letter between the Company and the holders of the Company’s 1997 Convertible Preferred Stock;

4.4(10)	Funding Commitment Letter and Subscription Agreement as of February 15, 2000 by and between the Company and Teakwood Ventures, LLC;

10.1 (7)	Form of Warrant issued to the Summit Stockholders dated June 30, 1995;

10.2(7)	Form of Warrant and Registration Rights Agreement issued to Financial Advisor dated June 30, 1995;

10.3(8)	Agreement in Principle dated February 21, 1996 between the Company, Gordon Ewart, the Company’s four golf course subsidiaries, and the Company’s three pension fund partners;

10.4(6)	Form of Convertible Debenture Agreement dated November 18, 1997 between the Company and signatories, with form of warrant to purchase shares of the Company’s common stock;

10.5(6)	Form of Private Placement Purchase Agreement dated December 3, 1997 between the Company and signatories, with form of warrant to purchase shares of the Company’s common stock;

10.6(3)	Form of Private Placement Memorandum dated April 3, 1998 between the Company and signatories, with form of warrant to purchase shares of the Company’s common stock;

10.7(10)	Employment Agreement dated June 24, 1999 between the Company and Joseph R. Cellura;

10.8(10)	Employment Agreement dated November 1, 1999 between the Company and Dean E. Miller;

10.9(10)	Employment Agreement dated November 1, 1999 between the Company and David A. Noosinow;

10.10(10)	Employment Agreement dated December 1, 1999 between the Company and Douglas R. Dollinger;

10.11(10)	Intentionally Omitted;

10.12(10)	Intentionally Omitted;

10.13(10)	Form of Exchange Letter between the Company and holders of the Company’s convertible debt;

10.14(10)	Settlement Agreement dated as of June 24, 1999 between the Company and Joseph R. Cellura;

10.15(10)	Separation Agreement dated as of September 1, 1999 between the Company and Kenneth Craig;

10.16(10)	Settlement Agreement dated as of January 31, 2000 between the Company and Clifford F. Bagnall;

10.17(10)	Settlement Agreement dated as of January 31, 2000 between the Company and Kirk Scoggins;

10.18(10)	Memorandum of Settlement dated as of June 29, 1999 between the Company and the Plaintiff Group;

10.19(9)	The Company’s 1998 Incentive Stock Option Plan;

10.20(10)	Form of OrbitTravel.com, Inc. Convertible Note;

10.21(10)	Management Agreement dated November 17, 1999 between OrbitTravel.com, Inc. and Bonveno.com Limited;

10.22(10)	European Specific Software Development Agreement dated November 17, 1999 between OrbitTravel.com, Inc. and Bonveno.com Limited;

10.23(10)	Operational Agreement dated November 17, 1999 between OrbitTravel.com, Inc. and Bonveno.com Limited;

10.24(10)	Interactive Services Agreement between America Online, Inc. and Orbit Network, Inc. dated as of May 1, 1999;

10.25(10)	Agreement dated as of July 1, 1996 between Applied Information Services, Inc. and Amadeus Marketing, S.A.;

10.26(10)	Associate Distribution and Services Agreement dated as of April 2, 1998 between Orbit Network, Inc. and The Sabre Group, Inc.;

10.27(10)	Services Display and Reservations Agreement dated as of November 24, 1998 between Orbit Network, Inc. and Galileo International, L.L.C.;

10.28(10)	Associate Participation Global Reference System Agreement dated as of August 2, 1999 between Orbit Network, Inc. and WorldSpan, L.P.;

10.29(10)	Certificate of Incorporation of OrbitTravel.com, Inc.;

10.30(10)	Bylaws of OrbitTravel.com, Inc.;

10.31(10)	Joint Venture Agreement dated November 17, 1999 among WebTravel Systems Limited, OrbitTravel.com, Inc., and Bonveno.com Limited;

10.32(10)	Form of Indemnification Agreement;

10.33(10)	Joint Content Distribution Agreement dated January 9, 2000 between OrbitTravel.com, Inc. and AsiaGateway.com, Ltd.;

10.34(10)	Consulting Services Agreement and Joint Consent Agreement dated February 7, 2000 by and among OrbitTravel.com, Inc. and Laspata/Decaro Studio Corp.;

10.35(11)	Settlement Agreement between Divot Golf Corporation and Joseph Salvani dated March 1, 2000; *

10.36(11)	Settlement Agreement between Divot Golf Corporation and Joseph Cellura Trust, dated March 1, 2000; *

10.37(11)	Addendum to Funding Commitment Letter and Subscription Agreement between Teakwood Ventures, LLC and OrbitTRAVEL.com, Inc.; *

10.38(12)	Restated and Amended Funding Agreement and Secured Revolving Credit Agreement between Teakwood Ventures, LLC and OrbitTRAVEL.com, Inc.;

10.38	Promissory Notes Template ITREX International Corporation

10.39	Promissory Notes Affidavit Template ITREX International Corporation

10.40	Teakwood Settlement dated October 18th, 2001

10.41	Promissory Note Sherman and Peabody dated June 4th, 2004

10.42	Acquisition Agreement of Smartvoice Telecommunications Incorporated (Georgia) by Smartvoice Telecommunication Incorporated (Delaware) dated January 1st, 2004

10.43	Acquisition Agreement of Malibu Beach Beverage Group dated June 30, 2004

10.44	Employment Agreement between ORBIT BRANDS CORPORATION and Pat Shuster dated January 1st, 2004

10.45	Intentionally omitted

10.46	Intentionally omitted

10.47	Intentionally omitted

10.48	License agreement with BBKO, LLC dated May 11, 2005.

10.49	Settlement agreement with BBKO, LLC dated January, 2006.

10.50	Loan documentation for $25,000 M2B loan dated February 25, 2005

10.51	Loan documentation for $25,000 M2B loan dated March 29, 2005

10.52	Loan documentation for $10,000 M2B loan dated April 8, 2005

10.53	Loan documentation for $100,000 M2B loan dated June 15, 2005.

10.54	Loan documentation for $100,600 M2B loan dated September 9, 2005

10.55	Loan documentation for $10,000 M2B loan dated September 13, 2005

10.56	Loan documentation for $12,000 M2B loan dated September 13, 2005

10.57	Loan documentation for $300,000 Harbor View convertible note dated October 3, 2005.

10.58	Memorandum of Understanding regarding potential acquisition of Floating Beds Inc. dated March 27, 2006.

10.59	Loan documentation for $46,000 M2B loan dated April 19, 2006.

10.60	Loan documentation for $30,000 Todd Silverstein note dated September 27, 2006

10.61	Loan documentation for $10,000 Todd Silverstein note dated October 4, 2006

10.62	Loan documentation for $25,000 Cleveland Biolabs, Inc.(“CBLI”) note with Malibu Entertainment Group(“MEG’),dated December 7, 2006

10.63	Loan documentation for $25,000 CBLI note with BBKO dated December 7, 2006

10.64	Loan documentation for $25,000 CBLI note with MEG dated January 4, 2007

10.65	Loan documentation for $25,000 CBLI note with BBKO dated January 4, 2007

10.66	Loan documentation for $75,000 CBLI note with MEG dated February 2, 2007

10.67	Loan documentation for $75,000 CBLI note with BBKO dated February 2, 2007

10.68	Loan documentation for $25,000 Mike Silverstein note dated January 18, 2007

21(10)	The Company’s subsidiaries;

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company’s Current Report on Form 8-K dated April 20, 1998.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K dated April 15, 1998.

(3) Incorporated by reference from the Company’s Current Report on Form 8-K dated April 8,1998.

(4) Incorporated by reference from the Company’s Form 10 filed on December 13, 1993.

(5) Incorporated by reference from the Company’s Form 10 filed on September 15, 1994.

(6) Incorporated by reference from the Company’s Annual Report on Form 10-KSB for 1997.

(7) Incorporated by reference from the Company’s Annual Report on Form 10-K for 1995.

(8) Incorporated by reference from the Company’s Current Report on Form 8-K dated August 30, 1996.

(9) Incorporated by reference from the Company’s Registration Statement on Form S-8 filed September 1, 1998.

(10) Incorporated by reference from the Company’s Annual Report on Form 10-KSB for 1999.

(11) Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for March 31, 2000.

(12) Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for September 30, 2000.

(b) Reports on Form 8-K

(1)  A report on Form 8-K dated June 30, 2004 disclosing Company’s creditors filing an Involuntary Chapter 11 Petition against the Company with the objective of reorganizing the Company in the United States Bankruptcy Court

(2) A report of Form 8-K dated December 30, 2005, disclosing a change in the Company’s Independent Certified Public Accountants.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (ii) services rendered in connection with tax compliance, tax advice and tax planning, and (ii) all other fees for services rendered.

	December 31, 2004	December 31, 2003
(i) Audit and audit-related fees	$103,000	$17,500

(ii) Tax Fees	$0	$0

(iii) All Other	$0	$0

SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on or as of March 1, 2004.

ORBIT BRANDS CORPORATION fka OrbitTRAVEL.com Corporation

By: /s/ Joseph R.Cellura
Joseph R. Cellura
Chairman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph R. Cellura	Chairman of the Board of Directors and Chief Executive And Accounting Officer	February 12, 2007