Form 10QSB/A
period 2004-06-30
Orbit Brands CORP
filed 2007-03-02
CIK 916184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB

Orbit Brands Corporation
Condensed Consolidated Balance Sheet
June 30, 2004
(unaudited)
(Restated)

Assets

Current Assets
Cash	$33,446
Inventory	242,542
Total current assets	275,988

Property & equipment	74,030

$350,018

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$2,165,365
Accrued interest	4,741,688
Accounts payable and accrued expenses - related parties	4,811,050
Derivative liability	2,159,203
Notes payable - related parties	828,000
Notes payable	17,838,583
Total current liabilites	32,543,889

Stockholders' (deficit):
Preferred stock, $.001 par value, Series A convertible 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	20,000,000
Common stock, $.001 par value, 2,000,000,000 shares authorized, 738,680,704 shares issued and outstanding	738,681
Paid in capital	58,115,066
Accumulated (deficit)	(111,047,618)
(32,193,871)

$350,018

See the accompanying notes to the condensed consolidated financial statements.

Orbit Brands Corporation
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

	Three Months		Six Months

	2004	2003	2004	2003
	(Restated)		(Restated)

Revenue	$1,622	$-	2,222	$-

Operating Expenses:
Selling, general and administrative expenses	1,379,885	172,812	2,682,535	286,978
Compensation	19,593,312	62,500	19,891,824	125,000
Impairments	1,133,105	-	1,925,850	-
	22,106,302	235,312	24,500,209	411,978

(Loss) from operations	(22,104,680)	(235,312)	(24,497,987)	(411,978)

Other (income) expense:
Interest	442,384	423,679	955,932	844,613
Loss on conversion of debt to common stock	1,024,000	-	1,024,000	-
	1,466,384	423,679	1,979,932	844,613

Net (loss)	$(23,571,064)	$(658,991)	(26,477,919)	$(1,256,591)

Per share information - basis and fully diluted:

Weighted average shares outstanding	677,218,258	610,680,704	640,990,949	610,680,704

Net (loss) per share	$(0.04)	$-	(0.04)	$-

See the accompanying notes to the condensed consolidated financial statements.

Orbit Brands Corporation
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003
(unaudited)

	2004	2003
	(Restated)
Cash flows from operating activities:
Net cash (used in) operating activities	$(834,608)	$(30,771)

Cash flows from investing activities:
Purchase of Property and Equipment	(67,730)	-
Net cash (used in) investing activities	(67,730)	-

Cash flows from financing activities:
Proceeds from notes payable	889,191	30,000
Net cash provided by financing activities	889,191	30,000

Net increase in cash	(13,147)	(771)

Beginning - cash balance	46,593	1,657

Ending - cash balance	$33,446	$886

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

Inventory is stated at the lower of cost or market in a first in, first out basis and consist principally of finish goods.

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

(3)	Notes Payable

Notes payable consists of the following at June 30, 2004:

Unsecured 12 % convertible notes payable due January 1999,
Principal and interest payable at maturity	$1,527,500
Unsecured convertible 12 % debentures due at
various dates in 2000, principal and interest payable
at maturity, unless converted into common stock	2,935,907
Unsecured convertible 12 % debentures due at
various dates in 2002, principal and interest payable
at maturity, unless converted into common stock	4,910,000
Unsecured convertible 12 % debentures due at
various dates in 2003, principal and interest payable
at maturity, unless converted into common stock	3,573,145
Unsecured convertible 12% debentures due at
various dates in 2004, principal and interest payable
at maturity, unless converted into common stock	1,018,730
Unsecured convertible 12% debentures due at
various dates in 2005, principal and interest payable
at maturity, unless converted into common stock	3,131,587
Other notes payable	741,704
$17,838,583

Convertible Notes payable to related parties consists of the following at June 30, 2004:
Unsecured convertible 6% notes, with principal and interest payable on demand	$200,000
Unsecured convertible 12% note to former employees due March 2000, With principal and interest payable at maturity	208,000
Secured convertible12% note payable due June 30, 2001, principal and interest payable at maturity	400,000
Other notes payable	20,000
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

(4)	Stockholders’ (Deficit)

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

One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to, i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 + ($5 per share ࿗ + $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance.

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

On June 3, 2004, the Company issued 5,000,000 Shares of Series A convertible preferred stock to a related party in exchange for forgiveness of $750,000 of debt. The preferred stock had a fair market value on the date of issuance of $20,000,000. The Company determined that this transaction as originally reported in the June 2004 10QSB was incorrect and is filing this amended June 2004 10QSB reflecting the correction of this error. The Company originally ascribed a value of $750,000 to the issuance of the preferred stock pursuant to the amount of debt forgiven. Subsequently, the Company determined it was more appropriate to record the issuance at fair market value based on the underlying common stock value at the date of issuance. The Company recorded compensation expense of $19,250,000 with respect to this issuance. The Company examined the terms of the preferred stock in accordance with SFAS 133 and determined that the conversion feature was clearly and closely related to the host contract and therefore did not need to be bifurcated and valued as a liability. However under the terms of the “reset provision” which states the number of common shares that this series of convertible preferred shares convert into is initially set as of the date of this certificate. The number of shares is calculated by taking the conversion ratio and multiplying the amount of common shares available per preferred share by the number of preferred shares designated by the preferred share certificate attached to this certificate. However, this number shall be adjusted at the end of each month, or on any date upon which a demand for conversion occurs. The purpose of this provision is to maintain the original underlying value of the preferred shares on the date of the original issuance of the preferred shares. This will be accomplished using the following formula:

One divided by the quotient of the common stock price on the day of conversion divided by the common stock price as of the original date of issuance of the preferred shares. This result shall be multiplied by the number of original common shares that the preferred shares could have been converted to, i.e., assume the original common stock price was $10, and the current stock price is $5. To convert the convertible shares today, the number of common shares per conversion would increase by the following formula: 1 / ($5 per share / $10 per share) = 2. Then multiply the original number of common shares that the preferred stock could have converted into by 2. However, in no case shall the preferred shares be convertible into a number of common shares that is less then the original number of common shares that the preferred shareholders had the right to convert into as of the date of issuance. This in fact caused a “tainting” of the conversion features within all the outstanding convertible notes and warrants, creating the need for re-evaluation of the outstanding convertible debt and warrants.. See Notes 3 and 4.

The value of the derivative liability associated with the embedded conversion feature at June 30, 2004 was $1,761,889. Since this determination was made subsequent to the inception of the original notes, this resulted in a decrease in Additional paid-in capital.

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

At June 30, 2004, the derivative liability associated with the warrants was determined to be $397,314.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2004, the Company incurred a net loss of $26,477,919. In addition, the Company has working capital and stockholder deficits of $32,267,901 and $32,193,871 at June 30, 2004 and has no significant revenue generating operations.

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
$(792,745)

The net cost of the acquisition of $792,745 has been recorded as goodwill and immediately impaired.

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

The summarized balance sheet at the acquisition date is as follows:

Current assets	$242,542
Property and equipment	6,300
Due to related parties	(1,239,056)
Current liabilities	(142,891)
$(1,133,105)

The net cost of the acquisition of $1,133,105 was recorded as goodwill and immediately impaired.

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1:

	2004	2003

Net sales	$2,222	$-
Net (loss)	$(27,736,469)	$(1,256,839)
Net (loss) per share
Basic and diluted	$(.04)	$(.00)

(7)	Commitments and Contingencies

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

In addition to these amounts, the Company has agreed to pay an annual performance/incentive bonus on the following terms:

Company Fiscal Year Revenue	Bonus

$0 to $2.0 million	5% of base salary
$2.0 million to $5.0 million	15%of base salary
$5.0 million to $10.0 million	30%of base salary
$10.0 million or greater	50% of base salary

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

As the Company’s Chief Legal Officer, Mr. Dollinger was responsible for the Company’s Delaware franchise tax filings, as well as its federal and state income tax returns and all federal and state securities reports and filings, none of which, as noted below, were filed during the years in question. The Company is further informed and believes that Mr. Dollinger has attempted to intervene in the Company’s efforts to bring itself back into compliance with its regulatory reporting and filing obligations, and that Mr. Dollinger also has contacted a number of the Company’s professionals to discourage their completion of their engagement(s) to do so during the past several months. These matters may constitute additional material facts and issues in the above-referenced litigation against Mr. Dollinger.

Progress to Date: The original Complaint was filed on February 2, 2004. The Company filed an Amended Complaint on April 2, 2004, which was served on the defendants. Following the service of the Amended Complaint, none of the defendants answered the Amended Complaint, but on or about June 26, 2004, three of the defendants removed the lawsuit to the United States District Court for the Central District of California (the “District Court”).

On or about August 3, 2004, the District Court issued an order to show cause why the lawsuit should not be dismissed or remanded back to the Superior Court, and scheduled a hearing on the order to show cause on August 30, 2004. Based on the parties’ submissions to the District Court and the hearing conducted by the District Court on August 30, 2004, the District Court dismissed the lawsuit for lack of jurisdiction and remanded it back to the Superior Court by a minute order entered on or about September 17, 2004.
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

Nature of the litigation: The Company and Mr. Cellura are named as defendants in this suit, which was filed in Delaware Chancery Court by a former employee of the Company, Dean Miller, who was terminated in or about 2001. Mr. Miller also is a minority shareholder in the Company. Neither the Company nor Mr. Cellura were served with the lawsuit either at the time it was filed or thereafter. Through an independent audit, they discovered that the lawsuit had been filed in Delaware on February 13, 2004 and purportedly served on the Company’s designated agent for service of process on February 26, 2004. The suit is based upon an alleged failure to hold annual stockholders meetings, and further alleges claims for breach of fiduciary duties, and misappropriation and embezzlement of funds and securities. In the lawsuit, Mr. Miller is acting “pro se” (as his own counsel).

Progress to Date: Despite the fact that the Company and Mr. Cellura learned of the existence of the lawsuit by chance, they answered the lawsuit and filed their own counterclaim against Mr. Miller in Chancery Court, seeking declaratory relief to the effect that Mr. Miller’s claims are wholly without merit and that he lacks standing to assert them. Both the Company and Mr. Cellura categorically deny each and all of Mr. Miller’s contentions, and they each intend to vigorously defend the lawsuit and to prosecute their counterclaims against Mr. Miller and third- party claims against other parties in addition to Mr. Miller, as deemed appropriate.

Prior to the Company’s and Mr. Cellura’s filing of their response to Mr. Miller’s Complaint, through their counsel on or about March 31, 2004, the Company and Mr. Cellura made their first of several detailed written requests to Mr. Miller for documents which supported and/or substantiated his claims in the lawsuit. Mr. Miller declined to respond at that time, and at all subsequent times, to Defendants’ informal requests for production or turnover of documents and records relevant to Mr. Miller’s demands.

The Company and Mr. Cellura filed their Answer to Mr. Miller’s Complaint, asserting a variety of affirmative defenses, and their Counterclaim against Mr. Miller, on April 7, 2004. On or about April 26, 2004, Mr. Miller filed his “Motions to Amend the Complaint and for Summary Judgment,” as well as his Answer to Counterclaim. At a status conference held by the Chancery Court on May 11, 2004, at Mr. Miller’s request, the Court determined that Mr. Miller had not in fact filed any proposed amended complaint, and further ruled that notwithstanding Mr. Miller’s denomination of the then-pending motion, it intended to treat the pending motion as a motion to amend only, and that any motion for summary judgment was premature. The Court scheduled a hearing on the motion to amend for June 15, 2004.

However, on or about May 26, 2004, the Company was informed by written notice from Mr. Miller that he purportedly had called for a special meeting of the Company or of its “Shareholders Oversight Committee” to be held on May 27, 2004, at which time he intended to take various corporation actions, including but not limited to the removal of Mr. Cellura as Chairman and Chief Executive Officer of the Company, the election of a new board of directors, the installation of Mr. Miller himself as interim Chairman and Chief Executive Officer of the Company, the removal of Paul Beck as general counsel for the Company, the removal of restrictive legends for all securities held by shareholders of the Company in excess of two years, the ratification of the “findings” of the “Shareholders Oversight Committee” with respect to Mr. Cellura’s purported activities, and the turnover of its findings and information “to the appropriate authorities, including, but not limited to, the States of New York and California, the FBI and the SEC.” In response, the Company and Mr. Cellura immediately notified Mr. Miller, in writing, that the proposed meeting was in contravention of the Company’s Certificate of Incorporation, its By-Laws, and Delaware Corporation Law, and that the proposed meeting and any purported corporate action taken at the meeting was and would be null, void and without effect.

Furthermore, on May 27, 2004, counsel for the Company and Mr. Cellura received a letter from Mr. Douglas R. Dollinger, former general counsel to the Company, stating that he intended to issue a press release as early as May 28, 2004, purportedly notifying the public of the events of the special meeting conducted by Mr. Miller on May 27, 2004, and the corporate actions purportedly taken by the Company or its “Shareholders Oversight Committee”. As a result, the Company and Mr. Cellura prepared, served and filed an emergency motion seeking a temporary restraining order to prevent Mr. Miller and Mr. Dollinger from issuing any press release or taking any similar public action. At the hearing conducted by the Chancery Court on this motion, which was attended by counsel for the Defendants in person and by both Mr. Miller and Mr. Dollinger by telephone, Mr. Dollinger affirmatively stated to the Court that neither he nor Mr. Miller would issue any press release of any nature. Based on this affirmative representation, the Chancery Court denied Defendants’ motion, without prejudice, as there would be no action taken, and therefore no harm done, to Defendants.

Thereafter, at the scheduled hearing on June 15, 2004, Mr. Miller did not appear, nor was he represented by counsel. The Chancery Court thereupon denied Mr. Miller’s motion to amend his Complaint.

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

Progress to Date: Plaintiff’s Complaint was filed on January 26, 2004, but the Summons on the Complaint was not issued until July 1, 2004, and the Summons and Complaint were served solely on Mr. Cellura on July 6, 2004. Plaintiff did not attempt to effect service on the Company due to the pendency of its Involuntary Chapter 11 bankruptcy case. On or about September 7, 2004, Mr. Cellura removed the lawsuit to the United States Bankruptcy Court for the Middle District of Florida, based on the pendency of the Involuntary Chapter 11 proceedings in the Central District of California. Thereafter, Mr. Cellura filed and served his Answer to Complaint with Affirmative Defenses on September 16, 2004.

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

In re. ORBIT BRANDS CORPORATION, Alleged Debtor, United States Bankruptcy Court for the Central District of California, Los Angeles Division,
Chapter 11 Case No. LA 04-24171-ES (the “Bankruptcy Case”).

In May 2004, the Company’s shareholders authorized the Company to file for protection pursuant to the provisions of Chapter 11 of the Bankruptcy Code, Title 11 United States Code Sections 101, et. seq., at the discretion of the Company’s Board of Directors.

On June 25, 2004, several of the Company’s creditors filed an Involuntary Chapter 11 Petition against the Company in the United States Bankruptcy Court for the Central District of California, in Los Angeles, California. The Summons on the Involuntary Petition was issued on or about July 6, 2004, and the Company was served shortly thereafter. The Company requested and received several extensions of time to respond to the Involuntary Petition. On or about November 1, 2004, the Company entered into a stipulation with the Petitioning Creditors consenting to the entry of an order for relief effective on and as of December 2, 2004. The Bankruptcy Court also has scheduled a status conference for December 2, 2004.

The Company has published notice of the commencement of the involuntary bankruptcy case to all of its shareholders, pursuant to its filing of an SEC Form 8-K regarding the filing of the Involuntary Chapter 11 Petition with the Securities and Exchange Commission.

In filing the Involuntary Petition, the Company's creditors expressed concern that management has had to devote considerable time and resources to pending litigation and has not been able to concentrate all of its efforts on the Company’s business activities, as well as noting the financial burden of continuing to defend against claims by the same plaintiffs in several states where the Company has conducted business, and that the interests of creditors and shareholders have been compromised as a result. The Petitioning Creditors believed that the commencement of the involuntary proceeding would bring a halt to the pending and threatened litigation and protect their interests as creditors as well as the interests of shareholders.

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

During August 2004 the majority shareholder of the Company entered into a loan agreement whereby he arranged to personally borrow an amount up to the value of 33% of the bid price of 119,714,050 shares of the Company’s common stock (see Note 7). Any advances under the agreement bear interest at the prime rate and are due on August 19, 2007. On August 25, 2004 the shareholder borrowed $295,000 pursuant to the agreement and loaned these proceeds to the Company.

(9)	Correction of an Error

The Company determined that the issuance of preferred stock on June 3, 2004 was not recorded properly in the June 2004 10QSB as originally filed. Accordingly, compensation expense of $19,250,000 relating to this issuance of preferred stock has been reflected in this restated June 2004 10QSB. The financial statements for the nine months ended September 30, 2004 and all subsequent filings will properly reflect this item.

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

The Company’s executive offices are located at 1990 South Bundy Drive, Suite 650 Los Angles, CA 90025. Its telephone number is (310) 740-6870. The Company also maintains common services in affiliates’ offices located in Maitland, Florida, Roswell, Georgia and New York City, New York.

The Company has three (3) wholly-owned subsidiaries: SMARTVoice Telecommunications, Inc., (“Smart Voice”), Itrex International Corporation (“Itrex”), and Malibu Beach Beverage Group, LLC (“Malibu”). All are Delaware Corporations.

Itrex’s intended business plan is to develop and market certain proprietary rights to beverage mixers and other rights it has obtained from a licensing agreement with Malibu Beach Beverage Group, LLC, an entity in which the Company’s Chairman and Chief Executive Officer, Joseph R. Cellura, holds a 25% interest. SmartVoice’s intended business plan is to develop and market certain proprietary telecommunications technology. On June 30, 2004, the Company executed a purchase agreement to acquire Malibu Beach Beverage Group, LLC.

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

SMARTVoice intends to be an IP Telephony service provider with two product lines: (1) internet protocol telephone devices and communication services, and (2) hosted services which implement the functionality of a private branch exchange, or PBX, over data networks. Its first product line will include analog telephone adaptors and communication software and services that work over broadband networks. SMARTVoice expects to sell internet protocol telephony software and services that will enable its customers to provision and use voice communication services with IP telephones and other end-point devices. SMARTVoice has established its website at “www.smartvoice-ip.com“.

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

Operating Expenses. Operating expenses increased by $24,088,231, to $24,500,209 in 2004 from $411,978 in 2003. This increase resulted from addition overhead expenses related to company management, litigation, and the operations of the SMARTVoice subsidiary. The company incurred $1,925,850 in impairments related to the SMARTVoice and Malibu Beach Beverage Group acquisitions. The Company recorded compensation expense of $19,250,000 with respect to the issuance of preferred stock.(See Note 9-Correction of an Error).

Other Expenses. Other expenses increased from $844,613 in 2003 to $1,979,932 in 2004, or $1,135,319. Interest expense was $955,932 and $844,613, in 2004 and 2003 respectively. The Company also incurred a $1,024,000 loss in converting debt to common stock during the period.

Net Loss. Net loss increased by $25,221,328, from $1,256,591 in 2003 to $26,477,919 in 2004.

Comparison of Three Months Ended June 30, 2004 to 2003

Revenues. We generated revenues of $1,622 in 2004 and no revenue in 2003.

Operating Expenses. Operating expenses increased by $21,870,990, to $22,106,302 in 2004 from $235,312 in 2003. This increase resulted from addition overhead expenses related to company management, litigation, and the operations of the SMARTVoice subsidiary. The company incurred $1,133,105 in impairments related to the Malibu Beach Beverage Group acquisition. The Company recorded compensation expense of $19,250,000 with respect to the issuance of preferred stock.(See Note 9-Correction of an Error).

Other Expenses. Other expenses increased from $423,679 in 2003 to $1,466,384 in 2004, or $1,042,705. Interest expense was $442,384 and $423,679, in 2004 and 2003 respectively. The Company also incurred a $1,024,000 loss in converting debt to common stock during the period.

Net Loss. Net loss increased by $22,912,073 from $658,991 in 2003 to $23,571,064 in 2004.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of certain legal matters, refer to Note 7 , “Commitments and Contingencies” in Part I, Item 1.

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

ORBIT BRANDS CORPORATION
Registrant

Date: 2/28/07	/s/ Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and Chairman of the Board